Form 10QSB
period 2001-03-31
SWEETWATER FINANCIAL GROUP INC
filed 2001-05-21
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2001
                                            ----------------------

[   ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 333-53536

                        Sweetwater Financial Group, Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                          58-2531498
-------------------------------                       -----------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

          4485 N. Town Square, Suite 102, Powder Springs, Georgia 30127
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 943-1400
                           (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
     ----           ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         10 shares of common stock, par value $.01 per share, were issued and outstanding as of May 15, 2001


Transitional Small Business Disclosure Format    Yes              No     X
                                                     ----              ----

                        SWEETWATER FINANCIAL GROUP, INC.

                                      INDEX


                                                                           Page

Part I.  Financial Information

Item 1.       Condensed Financial Statements (unaudited)..................3 - 6

Item 2.       Management's Discussion and Analysis or Plan of Operation ..7 - 8


Part II  Other Information


Item 6.       Exhibits and Reports on Form 8-K................................9

Signatures        ...........................................................10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------

      ASSETS

Cash                                                                                                $          12,213
Premises and equipment (net of accumulated depreciation of $1,088)                                             26,126
Deferred stock offering costs                                                                                   3,705
Other assets                                                                                                    4,840
                                                                                                    ------------------

      Total assets                                                                                  $          46,884
                                                                                                    ==================

      LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
   Line of credit                                                                                             145,000
   Due to organizers                                                                                          120,000
   Other liabilities                                                                                           30,106
                                                                                                    ------------------

      Total liabilities                                                                                       295,106
                                                                                                    ------------------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                                                                  -
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 10 shares issued and outstanding                                                                  -
   Deficit accumulated during the development stage                                                          (248,222)
                                                                                                    ------------------

      Total stockholder's deficit                                                                            (248,222)
                                                                                                    ------------------

      Total liabilities and stockholder's deficit                                                   $          46,884
                                                                                                    ==================


The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                               STATEMENTS OF LOSS
                      THREE MONTHS ENDED MARCH 31, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                                TO MARCH 31, 2001
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------

                                                                       Three Months                   Period From
                                                                           Ended                    April 4, 2000,
                                                                         March 31,                Date of Inception,
                                                                           2001                    to March 31, 2001
                                                                ----------------------------   --------------------------


Expenses
    Personnel expenses                                          $                    53,419    $                  89,022
    Interest                                                                          4,200                        8,883
    Equipment and occupancy expenses                                                  8,613                        9,558

    Filing and application fees                                                           -                       12,015
    Professional fees                                                                41,804                      101,104
    Other expenses                                                                   17,346                       27,640
                                                                ----------------------------   --------------------------
          Net loss                                              $                   125,382    $                 248,222
                                                                ============================   ==========================



The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                                TO MARCH 31, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                              Three Months             Period From
                                                                                  Ended               April 4, 2000,
                                                                                March 31,           Date of Inception,
                                                                                  2001              to March 31, 2001
                                                                          ---------------------- -------------------------

OPERATING ACTIVITIES
    Net loss                                                              $            (125,382) $         (248,222)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                      1,088               1,088
        Increase in other assets                                                         (4,840)             (4,840)
        Increase in other liabilities                                                    11,626              30,106
                                                                          ---------------------- -------------------

              Net cash used in operating activities                                    (117,508)           (221,868)
                                                                          ---------------------- -------------------

INVESTING ACTIVITIES
    Purchase of premises and equipment                                                  (22,214)            (27,214)
                                                                          ---------------------- -------------------

              Net cash used in investing activities                                     (22,214)            (27,214)
                                                                          ---------------------- -------------------

FINANCING ACTIVITIES
    Proceeds from line of credit                                                        135,000             145,000
    Advances from organizers                                                             10,000             120,000
    Increase in deferred stock offering costs                                                 -              (3,705)
                                                                          ---------------------- -------------------

              Net cash provided by financing activities                                 145,000             261,295
                                                                          ---------------------- -------------------

Net increase in cash                                                                      5,278              12,213

Cash at beginning of period                                                               6,935                   -
                                                                          ---------------------- -------------------

Cash at end of period                                                     $              12,213  $           12,213
                                                                          ====================== ===================



The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

                  Sweetwater Financial Group, Inc. ("the Company") was incorporated as a Georgia corporation in March 2000 to serve as a bank holding company for Georgian Bank (In Organization) (the "Bank"). The Company filed a Registration Statement with the Securities and Exchange Commission to register an offering for sale of a minimum of 775,000 and a maximum of 1,000,000 shares of the Company's $.01 par value per share common stock at $10.00 per share. The registration statement became effective on April 4, 2001.

                  Since inception, the Company has engaged in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.

                  The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                  The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMMITMENTS

                  The Company has entered into an employment agreement with its chief executive officer providing for an initial term of five years. The agreement provides for a base salary, an incentive bonus based on the Company's performance, stock options, and other prerequisites commensurate with his employment.

                  The Company entered into an agreement on May 9, 2001 to acquire approximately 1.6 acres of land from one of the organizers of the Company for $725,000. This land will be used for the main office of the Bank. The purchase price will be paid through the issuance of 45,000 shares of common stock and the payment of cash in the amount of $275,000. In connection with this purchase, the Company has entered into a line of credit agreement with a bank for $725,000. The loan will be secured by the land, will bear interest at the prime rate minus one-half of one percent, and will be repaid from the proceeds of the Company's stock offering upon release of the proceeds from escrow.

                  The Company has entered into an agreement to purchase a temporary modular banking facility for $65,000. The Company has paid $10,000 under the agreement as of March 31, 2001 and the amount has been included in premises and equipment.

                        SWEETWATER FINANCIAL GROUP, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

         Some of the statements in this report are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate," and similar expressions, you should consider them as identifying forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with our Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form S-1 (Registration Number 333-53536) as filed with and declared effective by the Securities and Exchange Commission.

Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. As a state-chartered bank, our proposed subsidiary is expected to be able to obtain these funds by converting assets to cash or by attracting new deposits. The Bank's ability to maintain and increase deposits will serve as its primary source of liquidity.

         We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in our, or our proposed subsidiary's, liquidity increasing or decreasing in any material way in the foreseeable future, other than as a result of our current securities offering.

Capital Adequacy

         We believe that the net proceeds of the offering will satisfy our cash requirements for at least the next 12 months following the opening of the Bank, our proposed subsidiary. Accordingly, we do not anticipate that it will be necessary to raise additional funds to operate for at least the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the offering.

         The following is our plan of operation which describes significant factors that affected our financial position and operating results during the periods included in the preceding condensed financial statements.

Plan of Operation

         As of March 31, 2001, we were in the development stage and will remain in that stage until at least 775,000 shares, at $10.00 per share, have been sold in the offering. We were organized in March 2000 to serve as a holding company for the Bank. The Bank is being organized as a state bank under the laws of the State of Georgia with its location in Cobb County, Georgia.

         Our operations from April 4, 2000 through March 31, 2001 have been funded by advances from the organizers and through a line of credit from The Bankers Bank. The total amount available on the line of credit is $500,000, of which $145,000 was outstanding at March 31, 2001. The loan has been guaranteed by our organizers, bears interest at the prime rate minus one-half of one percent and is due on December 28, 2001. Interest expense in the amount of $6,900 has been imputed on the organizers' advances at a rate equal to prime rate minus one-half of one percent for the period from April 4, 2000, date of inception, to March 31, 2001.

         We had a net loss of $248,222 for the period from April 4, 2000, date of inception, through March 31, 2001. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included (without limitation) the preparation and filing of an application with the Georgia Department of Banking and Finance to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, applying to become a bank holding company, responding to questions and providing additional information to the Georgia Department of Banking and Finance and the FDIC in connection with the application process, preparing to sell our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues.

         Since our inception, all activities have been related to our organization, including, organizing the Bank, obtaining all required regulatory approvals, and selling stock subscriptions. We intend to devote the remainder of this fiscal year to completing the offering, completing the organization of the Bank, organizing and developing our other business activities, and opening and operating the Bank. These organizational activities will include with respect to the Bank, completing all required steps for final approval from the Georgia Department of Banking and Finance for the Bank to open for business, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve and the State Banking Department to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

         Once opened, the Bank will offer a full range of commercial banking services to individuals and small business customers in its primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

         Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

         Following the offering, we believe we can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first 12 months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

                           PART II - Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                (a)       Exhibits.

         3.1*   Articles of Incorporation of the Company
         3.2*   Bylaws of the Company.
         4.1*   See Exhibits 3.1 and 3.2 for provisions of the Articles of
                Incorporation and Bylaws defining the rights of holders of
                Common Stock of the Company.
         4.2*   Form of certificate of common stock.
         10.1*  Employment Agreement between the Company and Caric Martin dated
                August 11, 2000.
         10.2*  Escrow Agreement between the Company and The Bankers Bank dated
                December 11, 2000.
         10.3*  Line of Credit Promissory Note between the Company with The
                Bankers Bank dated November 14, 2000.
         10.4*  Agreement between the Company and Bank Resources, Inc, dated
                April 4, 2000.
         10.5*  Purchase Agreement between the Company and G.W. Investments dated September 8, 2000.
         10.6*  Agreement between the Company and Spectrum Financial Systems,
                Inc. dated October 18, 2000.
         10.7*  Employment Agreement between the Company and Kenneth L. Barber dated February 27, 2001.
         10.8*  Letter Agreement for Voluntary Resignation and Reemployment
                dated February 6, 2001.

*Incorporated by reference to the Company's Registration Statement on Form S-1,
 File No. 333-53536.

                (b) Reports on Form 8-K. No reports on Form 8-K were filed by us during the quarter ended March 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               SWEETWATER FINANCIAL GROUP, INC.
                                               (Registrant)
                                               ---------------------------------





Date:    May 21, 2001                            /s/  Kenneth L. Barber
       ---------------------                   ---------------------------------
                                               Kenneth L. Barber
                                               Chief Executive Officer
                                               (Principal Executive Officer)




Date:    May 21, 2001                            /s/   Caric Martin
       ---------------------                   ---------------------------------
                                               Caric Martin
                                               Chief Financial Officer
                                               (Principal Accounting Officer)