Form 10QSB
period 2001-06-30
SWEETWATER FINANCIAL GROUP INC
filed 2001-08-14
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2001
                                            ---------------------

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

                                       N/A
 -------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No _____
    -------               ---------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        10 shares of common stock, par value $.01 per share, were issued and outstanding as of August 10, 2001.

Transitional Small Business Disclosure Format    Yes              No     X
                                                     --                  --

                        SWEETWATER FINANCIAL GROUP, INC.

                                      INDEX
                                      -----


                                                                           Page

Part I.  Financial Information

Item 1.       Condensed Financial Statements (unaudited)...................3- 6

Item 2.       Management's Discussion and Analysis or Plan of Operation ...7- 8


Part II  Other Information


Item 6.       Exhibits and Reports on Form 8-K................................9

Signatures        ...........................................................10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                         SWEETWATER FINANCIAL GROUP, INC
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------


ASSETS
   Cash                                                                                                  $            2,688
   Restricted cash                                                                                                5,803,213
   Premises and equipment (net of accumulated depreciation of $3,369)                                               778,137
   Deferred stock offering costs                                                                                     14,597
   Other assets                                                                                                       6,658
                                                                                                         ---------------------

      Total assets
                                                                                                         $        6,605,293
                                                                                                         =====================

      LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES
   Subscribed common shares
                                                                                                         $        6,231,000
   Lines of credit                                                                                                  577,269
   Due to organizers                                                                                                120,000
   Other liabilities                                                                                                 20,841
                                                                                                         ---------------------

      Total liabilities                                                                                           6,949,110
                                                                                                         ---------------------

STOCKHOLDER'S DEFICIT
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                                                                        -
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 10 shares issued and outstanding                                                                        -
   Deficit accumulated during the development stage                                                                (343,817)
                                                                                                         ---------------------

      Total stockholder's deficit                                                                                  (343,817)
                                                                                                         ---------------------
      Total liabilities and stockholder's deficit                                                        $        6,605,293
                                                                                                         =====================

The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)


                               STATEMENTS OF LOSS
                  THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                                TO JUNE 30, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                         Three Months               Six Months              Period From
                                                             Ended                    Ended                April 4, 2000,
                                                           June 30,                  June 30,            Date of Inception,
                                                             2001                      2001               to June 30, 2001
                                                   ----------------------------------------------------------------------------


Income
   Interest on escrow deposits                     $                 22,213      $             22,213      $           22,213
                                                      -----------------------  -----------------------   ----------------------
Expenses
   Personnel expenses                                                79,236                   132,655                 168,258

   Interest                                                           8,482                    12,682                  17,365

   Equipment and occupancy expenses                                   9,300                    17,913                  18,858

   Filing and application fees                                            -                        -                   12,015

   Professional fees                                                 12,423                    54,227                 113,527

   Other expenses                                                     8,367                    25,713                  36,007
                                                      -----------------------  -----------------------   ----------------------
      Total expenses                                                117,808                   243,190                 366,030

                                                      -----------------------  -----------------------   ----------------------
          Net loss                                 $                (95,595)     $           (220,977)    $          (343,817)

                                                      =======================  =======================   ======================


The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                                TO JUNE 30, 2001
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------

                                                            Six Months                  Period From
                                                              Ended                    April 4, 2000,
                                                             June 30,                Date of Inception,
                                                               2001                   to June 30, 2001
                                                         ---------------------    ------------------------


OPERATING ACTIVITIES
    Net loss                                           $         (220,977)              $     (343,817)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                3,369                        3,369
        Increase in other assets                                  (28,871)                     (28,871)
        Increase in other liabilities                               2,361                       20,841
                                                            -------------              ---------------

              Net cash used in operating activities              (244,118)                    (348,478)
                                                            -------------              ---------------

INVESTING ACTIVITIES
    Purchase of premises and equipment                           (326,506)                    (331,506)
                                                            -------------              ---------------

              Net cash used in investing activities              (326,506)                    (331,506)
                                                            -------------              ---------------

FINANCING ACTIVITIES
    Proceeds from lines of credit                                 567,269                      577,269
    Advances from organizers                                       10,000                      120,000
    Increase in deferred stock offering costs                     (10,892)                     (14,597)
                                                            -------------              ---------------

              Net cash provided by financing activities           566,377                      682,672
                                                            -------------              ---------------

Net increase (decrease) in cash                                    (4,247)                       2,688


Cash at beginning of period                                         6,935                            -
                                                            -------------              ---------------

Cash at end of period                                               2,688                        2,688
                                                            =============              ===============

NONCASH FINANCING ACTIVITIES
   Purchase of land in exchange for 45,000
      subscribed common shares                                    450,000                      450,000



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

                  The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMMITMENTS

                  The Company has entered into an employment agreement with its chief executive officer for an initial term of five years. The agreement provides for a base salary, an incentive bonus based on the Company's performance, stock options, and other perquisites commensurate with his employment.

                  The Company has entered into an agreement to purchase a temporary modular banking facility for $65,000. The Company has paid $10,000 under the agreement as of June 30, 2001, and the amount has been included in premises and equipment.


NOTE 3.  SUBSCRIBED COMMON SHARES

                  At June 30, 2001, subscribed common shares totaled $6,231,000, of which $5,803,213 was held on deposit in a escrow account. The escrow agreement prohibits the release of funds until the Company has received approval for its application for a charter from the regulatory authorities. Therefore, the escrow deposits have been included in restricted cash in the accompanying financial statements. All subscriptions, including accrued interest earned on the escrow deposits, are to be returned in full if these conditions are not met. Of the $6,231,000 subscribed common shares, $450,000 is related to the purchase of land for the Company's main office facility where the purchase price was partially paid with 45,000 subscribed common shares of the Company.

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

         The following is our plan of operation that describes significant factors that affected our financial position and operating results during the periods included in the preceding condensed financial statements.

Plan of Operation

         As of June 30, 2001, we were in the development stage and will remain in that stage until at least 775,000 shares, at $10.00 per share, have been sold in the offering and we receive preliminary approval from our bank regulatory agencies for the new bank. We were organized in March 2000 to serve as a holding company for the Bank. The Bank is being organized as a state bank under the laws of the State of Georgia with its location in Cobb County, Georgia.

         Our operations from April 4, 2000 through June 30, 2001 have been funded by advances from the organizers and through a line of credit from The Bankers Bank. The total amount available on the line of credit is $500,000, of which $296,500 was outstanding at June 30, 2001. The line of credit has been guaranteed by our organizers, bears interest at the prime rate minus one-half of one percent and is due on December 28, 2001. Interest expense in the amount of $8,850 has been imputed on the organizers' advances at a rate equal to prime rate minus one-half of one percent for the period from April 4, 2000, date of inception, to June 30, 2001.

         The Company entered into an agreement on May 9, 2001 to acquire approximately 1.6 acres of land from one of the organizers of the Company for $730,769. This land will be used for the main office of the Bank. The purchase price was paid through an exchange of 45,000 shares of subscribed common stock and the payment of cash in the amount of $280,769 that was funded with a line of credit agreement from a bank. The line of credit is secured by the land, bears interest at the prime rate minus one-half of one percent, and will be repaid from the proceeds of the Company's stock offering upon release of the proceeds from escrow.

         We had a net loss of $343,817 for the period from April 4, 2000, date of inception, through June 30, 2001. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included (without limitation) the preparation and filing of an application with the Georgia Department of Banking and Finance to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, applying to become a bank holding company, responding to questions and providing additional information to the Georgia Department of Banking and Finance and the FDIC in connection with the application process, preparing to sell our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues.

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

                           PART II - Other Information



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.



(b)      Reports on Form 8-K.

                  Form 8-K filed with the SEC on April 19, 2001 reporting the replacement of Porter Keadle Moore, LLP with Mauldin & Jenkins, LLC as our certifying accountant.

                  Form 8-K/A filed with the SEC on May 1, 2001 supplementing the information provided in the Form 8-K filed on April 19, 2001.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      SWEETWATER FINANCIAL GROUP, INC.


Date:    August 14, 2001                /s/  Kenneth L. Barber
       ------------------------       ------------------------------------------
                                      Kenneth L. Barber
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date:    August 14, 2001                /s/   Caric Martin
       -------------------------      ------------------------------------------
                                      Caric Martin
                                      Chief Financial Officer
                                      (Principal Accounting Officer)