Form 10QSB
period 2001-09-30
SWEETWATER FINANCIAL GROUP INC
filed 2001-11-13
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           --------------------------

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

          4485 N. Town Square, Suite 102, Powder Springs, Georgia 30127
   ---------- --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 943-1400
                             ----------------------
                           (Issuer's telephone number)

                                       N/A
       ------------------------------------------------------------------

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

Yes    X         No
    -------        ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 938,453 shares of common stock, par value $.01 per share, were issued and outstanding as of November 5, 2001

Transitional Small Business Disclosure Format    Yes              No     X
                                                     -------          -------

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

Part I.  Financial Information

Item 1.       Condensed Financial Statements (unaudited)....................3- 6

Item 2.       Management's Discussion and Analysis or Plan of Operation ....7- 9


Part II  Other Information

Item 2.       Changes in Securities and Use of Proceeds.......................10

Item 6.       Exhibits and Reports on Form 8-K................................10

Signatures        ............................................................11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------


ASSETS
   Cash and due from banks                                             $           21,754
   Federal funds sold                                                           7,583,000
   Securities available for sale, at fair value                                   253,438
   Premises and equipment (net of accumulated depreciation of $5,770)           1,082,440
   Other assets                                                                    41,958
                                                                        -----------------

      Total assets
                                                                       $        8,982,590
                                                                        =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Other liabilities                                                               39,550
                                                                        -----------------

      Total liabilities                                                            39,550
                                                                        -----------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding                                      -
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 938,453 shares issued and outstanding                             9,385
   Capital surplus                                                              9,324,167
   Deficit accumulated during the development stage                              (393,950)
   Accumulated other comprehensive income                                           3,438
                                                                        -----------------

      Total stockholders' equity                                                8,943,040
                                                                        -----------------

      Total liabilities and stockholders' equity                        $       8,982,590
                                                                        =================


The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                    STATEMENTS OF LOSS AND COMPREHENSIVE LOSS
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                              TO SEPTEMBER 30, 2001
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                         Three Months              Nine Months               Period From
                                                             Ended                    Ended                 April 4, 2000,
                                                         September 30,            September 30,           Date of Inception,
                                                             2001                      2001             to September 30, 2001
                                                   ------------------------------------------------------------------------------

Income
   Interest on federal funds sold                  $                 68,398  $              90,611    $                90,611
   Interest on taxable securities                                       835                    835                        835
                                                      ---------------------  ---------------------    -----------------------
      Total income                                                   69,233                 91,446                     91,446
                                                      ---------------------  ---------------------    -----------------------


Expenses

   Personnel expenses                                                92,524                225,179                    260,782
   Interest                                                           5,360                 18,042                     22,725
   Equipment and occupancy expenses                                   9,542                 27,455                     28,400
   Filing and application fees                                            -                     -                      12,015
   Professional fees                                                  8,837                 41,271                    100,571
   Other expenses                                                    24,896                 50,609                     60,903
                                                      ---------------------  ---------------------    -----------------------
      Total expenses                                                141,159                362,556                    485,396
                                                      ---------------------  ---------------------    -----------------------
          Net loss                                                  (71,926)              (271,110)                  (393,950)
                                                      ---------------------  ---------------------    -----------------------

Other comprehensive income:
   Unrealized gains on securities available-
      for-sale arising during period                                  3,438                  3,438                      3,438
                                                      ---------------------  ---------------------    -----------------------
             Comprehensive loss                       $             (68,488) $            (267,672)   $              (390,512)
                                                      =====================  =====================    =======================



The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                  PERIOD FROM APRIL 4, 2000, DATE OF INCEPTION,
                              TO SEPTEMBER 30, 2001
                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------------

                                                                                                    Period From
                                                                                                   April 4, 2000,
                                                                    Nine Months Ended            Date of Inception,
                                                                    September 30, 2001         to September 30, 2001
                                                               -------------------------------------------------------


OPERATING ACTIVITIES
    Net loss                                                    $        (271,110)         $          (393,950)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                        5,770                        5,770
        Imputed interest costs                                              5,107                        9,790
        Increase in other assets                                          (41,958)                     (41,958)
        Increase in other liabilities                                      15,963                       29,760
                                                               ------------------          --------------------
              Net cash used in operating activities                      (286,228)                     (390,588)
                                                               ------------------          --------------------
INVESTING ACTIVITIES
    Increase in federal funds sold                                     (7,583,000)                   (7,583,000)
    Purchase of securities available-for-sale                            (250,000)                     (250,000)
    Purchase of premises and equipment                                   (633,210)                     (638,210)
                                                               ------------------          --------------------
              Net cash used in investing activities                    (8,466,210)                   (8,471,210)
                                                               ------------------          --------------------
FINANCING ACTIVITIES
    Proceeds from lines of credit                                         739,269                       749,269
    Repayment of lines of credit                                         (749,269)                     (749,269)
    Advances from organizers                                               10,000                       120,000
    Repayment of advances from organizers                                (120,000)                     (120,000)
    Proceeds from the sale of common stock                              8,934,530                    8,934,530
    Increase in stock offering costs                                      (47,273)                      (50,978)
                                                               ------------------          --------------------
              Net cash provided by financing activities                 8,767,257                     8,883,552
                                                               ------------------          --------------------

Net increase in cash and due from banks                                    14,819                        21,754

Cash and due from banks at beginning of period                              6,935                             -
                                                               ------------------          --------------------


Cash and due from banks at end of period                       $           21,754            $           21,754
                                                               ==================          ====================

NONCASH FINANCING ACTIVITIES
   Issuance of common stock in exchange for land               $         450,000             $          450,000



The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

                  Sweetwater Financial Group, Inc. ("the Company") was incorporated as a Georgia corporation in March 2000 to serve as a bank holding company for Georgian Bank (In Organization) (the "Bank"). The Company filed a Registration Statement with the Securities and Exchange Commission to register an offering for sale of a minimum of 775,000 and a maximum of 1,000,000 shares of the Company's $.01 par value per share common stock at $10.00 per share. The registration statement became effective on April 4, 2001. The stock offering was closed on July 15, 2001, and as of September 30, 2001, 938,453 common shares have been issued as a result of the stock offering.

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

                  The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  COMMITMENTS

                  The Company has entered into an employment agreement with its chief executive officer for an initial term of five years. The agreement provides for a base salary, an incentive bonus based on the Company's performance, stock options, and other perquisites commensurate with his employment.

                  The Company is in process of constructing its permanent banking facility. As of September 30, 2001, approximately $200,000 of costs had been incurred related to this project. The amounts have been recorded in premises and equipment in the accompanying balance sheet. The banking facility is expected to be completed in early 2002 at an estimated additional cost of $1,800,000.

                        SWEETWATER FINANCIAL GROUP, INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is our discussion and analysis of certain significant factors which have affected the financial position and plan of operation for Sweetwater Financial Group, Inc. during the periods included in the accompanying financial statements.

         The terrorist attacks that occurred in New York City and Washington D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely effect our proposed banking business. Economic slowdowns or recessions in our primary market area of Cobb County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our plan of operation. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

Forward-Looking Statements

         Some of the statements in this report are "forward-looking statements." Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in our primary service area, our strategies and other statements that are not historical facts. When we use in this report words like "anticipate," "believe," "expect," "estimate," and similar expressions, you should consider them as identifying forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form S-1 (Registration Number 333-53536) as filed with and declared effective by the Securities and Exchange Commission.

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

Capital Adequacy

         We believe that the net proceeds of the offering will satisfy our cash requirements for at least the next 12 months following the opening of the Bank. Accordingly, we do not anticipate that it will be necessary to raise additional funds to operate for the next 12 months. All anticipated material expenditures for such period have been identified and provided for out of the proceeds of the offering.

         We know of no trends, demands, commitments, events or uncertainties, other than those described above, that should result in, or are reasonably likely to result in our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future.

Financial Condition

         As of September 30, 2001, our total assets were $8,982,590 and consisted primarily of overnight federal funds sold of $7,583,000 and our investment in premises and equipment of $1,082,440. Cash is swept into overnight federal funds sold on a daily basis. Upon commencement of operations, an appropriate amount of cash will be maintained on a daily basis in cash and due from banks and federal funds sold to support our overall liquidity needs.

         We entered into an agreement on May 9, 2001 to acquire approximately
1.6 acres of land from one of the organizers of the Company for $730,769. This land will be used for the main office of the Bank. The purchase price was paid through an exchange of 45,000 shares of common stock and the payment of cash in the amount of $280,769 that was funded with a line of credit agreement from a bank. The line of credit was secured by the land, with interest at the prime rate minus one-half of one percent, and was repaid from the proceeds of the Company's stock offering upon release of the proceeds from escrow on August 16, 2001.

         Our total equity as of September 30, 2001 was $8,943,040. Proceeds from the stock offering amounted to $9,384,530, which consists of 893,453 shares of common stock issued in return for $8,934,530 in cash and 45,000 shares of common stock issued in partial consideration for real property of $450,000 as described above. The proceeds from the stock offering have been decreased by accumulated net losses incurred during the organizational stage of $393,950 and stock offering costs of $50,978. As of September 30, 2001, $3,438 has been recorded as accumulated other comprehensive income as a result of unrealized gains on securities available for sale which is an increase to capital. The proceeds from the stock offering have been primarily invested in federal funds sold and premises and equipment and used to payoff organizational lines of credit and advances from organizers.

Plan of Operation

         As of September 30, 2001, we were in the development stage and will remain in that stage until we receive approval from our bank regulatory agencies to commence operations. We anticipate to commence operations on November 14, 2001. We were organized in March 2000 to serve as a holding company for the Bank. The Bank is being organized as a state bank under the laws of the State of Georgia with its location in Cobb County, Georgia.

         Our operations from April 4, 2000 through September 30, 2001 have been funded by advances from the organizers in an amount of $120,000 and through an operating line of credit from The Bankers Bank. The total amount available on the line of credit was $500,000, of which $468,500 was outstanding at August 16, 2001. On that date, the proceeds from our common stock offering were released from escrow and we repaid the organizer advances, the operating line of credit and the line of credit used to purchase the land for our permanent banking facility. Because the organizer advances were non-interest bearing, interest expense in the amount of $9,790 was imputed on the organizers' advances at a rate equal to prime rate minus one-half of one percent for the period from April 4, 2000, date of inception, to August 16, 2001.

         We had a net loss of $393,950 for the period from April 4, 2000, date of inception, through September 30, 2001. These losses resulted from expenses incurred in connection with activities related to our organization. These activities included (without limitation) the preparation and filing of an application with the Georgia Department of Banking and Finance to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, applying to become a bank holding company, responding to questions and providing additional information to the Georgia Department of Banking and Finance and the FDIC in connection with the application process, preparing to sell our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, capitalization issues, salaries and benefits, and planning and organizing for the opening of the Bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. The interest income recorded in the statements of loss is from interest earned on our escrow deposits, daily overnight federal funds transactions and interest from a U. S. Government Agency security purchased with proceeds from our stock offering.

         Since inception, all activities have been related to our organization, including, organizing the Bank, obtaining all required regulatory approvals, and selling stock subscriptions. We intend to devote the remainder of this fiscal year to completing the organization of the Bank, organizing and developing our other business activities, and opening and operating the Bank. These organizational activities will include with respect to the Bank, completing all required steps for final approval from the Georgia Department of Banking and Finance for the Bank to open for business, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful bank opening. With respect to the Company, these activities include the pursuit of approval from the Federal Reserve and the State Banking Department to become a bank holding company by acquiring all of the capital stock to be issued by the Bank.

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

                           PART II - Other Information


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Our registration statement on Form S-1 (file number 333-53536) covering the offering for sale of up to 1,000,000 shares of $.01 common stock for $10.00 per share was declared effective by the Securities and Exchange Commission on April 4, 2001. We closed the offering on July 15, 2001 after issuing 893,453 shares of common stock in return for $8,934,530 in cash and 45,000 shares of common stock in partial consideration for real property. Our stock offering expenses totaled $50,978. On August 16, 2001, the proceeds from our stock offering were released from escrow and we repaid $120,000 of organizer advances, $468,500 outstanding on an operating line of credit, and $280,769 outstanding on a line of credit used to purchase the land for our permanent banking facility. We have invested the majority of the remaining proceeds from the offering in daily overnight federal funds transactions pending commencement of operations. We anticipate opening the bank in the fourth quarter of 2001 and using $8,500,000 to capitalize the bank and the remaining proceeds for general working capital purposes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                           None


(b)      Reports on Form 8-K.

                           None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            SWEETWATER FINANCIAL GROUP, INC.
                                            (Registrant)
                                            ------------------------------





Date:    November 14, 2001                  /s/ Kenneth L. Barber
       ----------------------               ------------------------------------
                                            Kenneth L. Barber
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Date:    November 14, 2001                  /s/  Caric Martin
       ----------------------               ------------------------------------
                                            Caric Martin
                                            Chief Financial Officer
                                            (Principal Accounting Officer)