Form 10KSB
period 2001-12-31
SWEETWATER FINANCIAL GROUP INC
filed 2002-04-01
CIK 1132242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

         or

____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

                        Commission file number 333-53536

                        Sweetwater Financial Group, Inc.
                    ----------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Georgia                        6021                 58-2531498
     ---------------------      --------------------------   ----------------
 (State or other Jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
      of Incorporation or       Classification Code Number)  Identification No.)
         Organization)


                    3270 Florence Road
                 Powder Springs, Georgia                         30127
          ----------------------------------------             ---------
         (Address of Principal Executive Offices)              (Zip Code)

                                 (770) 943-1400
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X          No
      ---            ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenue for its most recent fiscal year was approximately $176,000. As of March 20, 2002, 938,453 shares of Common Stock were issued and outstanding.

         The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 20, 2002 was $6,144,530. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

  Transitional Small Business Disclosure Format.  (Check one):  Yes     No   X
                                                                    --      --

Item 1.    Description of Business

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

         o significant increases in competitive pressure in the banking and financial services industries;

         o changes in the interest rate environment which could reduce anticipated or actual margins;

         o changes in political conditions or the legislative or regulatory environment;

         o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

         o  changes occurring in business conditions and inflation;

         o  changes in technology;

         o  changes in monetary and tax policies;

         o  changes in the securities markets; and

         o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         Sweetwater Financial Group, Inc. was incorporated in Georgia in March 2000 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, and to purchase 100% of the issued and outstanding stock of Georgian Bank, a state bank organized under the laws of the State of Georgia, to conduct a general banking business in Cobb and Paulding Counties.

         On April 4, 2001, we commenced our initial public offering and completed the sale of 938,453 shares of our common stock at $10.00 per share on July 15, 2001. The offering raised $9.3 million net of estimated sales expenses and commissions. Our current directors and executive officers purchased 324,000 of common stock at $10.00 per share, for a total of $3,240,000. To compensate our organizers for their financial risk and efforts in organizing the bank, they are entitled to receive one share of common stock for $10.00 per share for every share they purchased in the offering, or 335,000 shares.

         We used $8.8 million of the proceeds to capitalize the bank, which opened for business on November 14, 2001. We are in the process of completing the construction of are main office located at 3270 Florence Road, Powder Springs, Georgia. We expect to open the new facility in the second quarter of 2002.

Marketing Focus

      The bank has positioned itself as "the hometown bank" that cares about its clients. We will provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients' individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in our primary service area, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop Georgian Bank's image as a local bank with an individual focus, we intend to leverage our community-oriented board of directors and local services and decision making to attract and retain customers.

Location and Service Area

         Our primary service area consists of the southwest Cobb County, and adjacent portions of Paulding County, Georgia, with a focus on the 10 mile radius of our main office. Our main office will be located within the city limits of Powder Springs, Georgia on Highway 278 (also known as C.H. James Parkway) and will provide excellent visibility for the bank. Within the first four years of operation, we plan to open one additional branch strategically located within our service area. The branch would extend the market reach of our bank, and it will increase our personal delivery capabilities in this area to more efficiently market the services of the bank.

         Cobb and Paulding Counties have a growing and dynamic economic environment that we believe will support Georgian Bank. Cobb County is Georgia's third most populous county with over 599,000 residents, and it is one of the fastest growing counties in the nation. According to the Cobb Chamber of Commerce, there are at least 68 Fortune 500 companies doing business in Cobb County. The Home Depot is headquartered in Cobb County and is one of the top ten employers in the county. Cobb County is one of the core counties of the metropolitan Atlanta area, which has been one of the leaders in the nation in job creation in recent years. One factor for Cobb County's economic growth is its strategic location on the I-75 corridor immediately north of the City of Atlanta, Georgia.

         Paulding County, immediately west of Cobb County, has also experienced significant growth in recent years. From 1990 to 2000, the per capita income of Paulding County residents increased 40%, and is expected to increase by more than 30% of the next five years.

Deposit Services

         We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Cobb and Paulding County area. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, churches, non-profits, and government entities.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our primary market area. We compete for these loans with competitors who are well established in our primary service area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

         The well established banks in the Cobb and Paulding Counties will make proportionately more loans to medium- to large-sized businesses than we will. Many of the bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Loan Approval and Review. The bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the board of directors' loan committee. The bank does not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank. The bank expects to sell residential mortgage loans that it originates on the secondary market.

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 25% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits increase or decrease as the bank's capital increases or decreases. Based upon the initial capitalization of $8.8 million, the bank initially had a self-imposed loan limit of $1.5 million, which represents 75% of its anticipated legal lending limit of $2.0 million. The bank intends to sell participations in its loans to other financial institutions to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate Loans. We expect that loans secured by first or second mortgages on real estate will make up 75% of the bank's loan portfolio. As of December 31, 2001, the percentage was 78%. Our construction and land development loans, which comprise 24% of total loans, are primarily collateralized by one to four family residential properties. Multi-family real estate loans comprise 18% of the loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties, total 36% of total loans. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank will generally charge an origination fee for each loan.

         Real estate loans are subject to the same general risks as other loans. The principal credit risk associated with each category of loan, including real estate loans, is the creditworthiness of the borrower. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of the real estate, as well as other factors arising after the loan is made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

         We also have the ability to originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We will focus our efforts on commercial loans of less than $500,000. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange will be handled through a correspondent bank as agent for the bank.

         We may also offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs. These loans will typically be partially guaranteed by the government which may help to reduce the bank's risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy of our primary service area.

         Consumer Loans. The bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically will carry balances of less than $50,000 and be amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products will typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal credit risk associated with consumer loans is the creditworthiness of the borrower.

         We will also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit will typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 80% of the available equity of each property.

Other Banking Services

         The bank offers other bank services including cash management services which provides sweep accounts for commercial businesses. In addition, lines of credit, 24-hour telephone banking and PC/internet delivery are being offered as well as safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, travelers checks, and automatic drafts for various accounts. The bank has become associated with the STAR and Cirrus ATM networks that may be used by the bank's customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our clients and will be able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to install our own ATM with the opening of the bank's new main office facility. We are also offering a debit card VISA credit card services through a correspondent bank as an agent for the bank. We do not expect the bank to exercise trust powers during its initial years of operation.

Market Share

         As of June 30, 2001, deposits exceeded $5.3 billion in Cobb County and $516 million in Paulding County. We project deposits will increase to over $2.5 billion in our primary service area by 2005. Our plan over the next five years is to reach 2.67% of the projected deposits in the primary service area, or $68 million. Of course, there can be no assurances that we will accomplish these objectives.

Employees

         As of March 22, 2002, the bank had 10 full-time employees and 4 part-time employees operating out of the bank's permanent facilities. Sweetwater Financial Group, as the holding company for the bank, will not have any employees other than its officers.

                           SUPERVISION AND REGULATION

         Both Georgian Bank and Sweetwater Financial Group, Inc. are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

   Gramm-Leach-Bliley Act

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. This Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that Georgian Bank faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Gramm-Leach-Bliley Act will have on Sweetwater Financial Group, Inc. From time to time other changes may be proposed to laws affecting the banking industry, and these changes could have a material affect on our business and prospects. We cannot predict the nature or extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

Sweetwater Financial Group, Inc.

         Because it owns the outstanding capital stock of the bank, Sweetwater Financial Group is a bank holding company under the federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, which includes specific bank holding company statutes.

         The Bank Holding Company Act. Under the Bank Holding Company Act, Sweetwater Financial Group is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level will be limited to:

         o  banking and managing or controlling banks;
         o  furnishing services to or performing services for its subsidiaries;
            and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o  acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o  merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either Sweetwater Financial Group has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. If we have 500 or more shareholders of record we will register our common stock under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o  making or servicing loans and certain types of leases;
         o  engaging in certain insurance and discount brokerage activities;
         o  performing certain data processing services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;
         o  owning savings associations; and
         o making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on Sweetwater Financial Group under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, Sweetwater Financial Group is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to Sweetwater Financial Group. Our ability to pay dividends will be subject to regulatory restrictions as described below in "The Bank - Dividends." Sweetwater Financial Group is also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, Sweetwater Financial Group will be expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which Sweetwater Financial Group might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Georgia State Regulation. As a bank holding company registered under the Financial Institutions Code of Georgia, we are subject to limitations on sale or merger and to regulation by the Georgia Department of Banking and Finance. Prior to acquiring the capital stock of a state bank, we must obtain the approval of the Department. We must also receive the Department's approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between Sweetwater Financial Group and its subsidiaries.

Georgian Bank

         The bank operates as a state bank incorporated under the laws of Georgia and is subject to examination by the Georgia Department of Banking and Finance and the FDIC. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Georgia Department of Banking and Finance and the FDIC regulates or monitors virtually all areas of the bank's operations, including:


         o    security devices and procedures;
         o    adequacy of capitalization and loss reserves;
         o    loans;
         o    investments;
         o    borrowings;
         o    deposits;
         o    mergers;
         o    issuances of securities;
         o    payment of dividends;
         o    interest rates payable on deposits;
         o    interest rates or fees chargeable on loans;
         o    establishment of branches;
         o    corporate reorganizations;
         o    maintenance of books and records; and
         o adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Georgia Department of Banking and Finance and FDIC require the bank to maintain specified capital ratios and impose limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Georgia Department of Banking and Finance and FDIC will also require the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

          o    internal controls;
          o    information systems and audit systems;
          o    loan documentation;
          o    credit underwriting;
          o    interest rate risk exposure; and
          o    asset quality.

         State banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Georgia Department of Banking and Finance, FDIC, or the Federal Reserve Board to be troubled institutions must give the Georgia Department of Banking and Finance, FDIC or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Georgia Department of Banking and Finance, FDIC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institution's insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or
(3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from $0 to $0.27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Transactions With Affiliates and Insiders. The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank will be subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. Georgia state law and the Georgia Department of Banking and Finance limit a state bank's ability to declare and pay dividends. A dividend may only be paid if: (i) the bank's dividend does not exceed 50% of the previous calendar year's net profit, after taxes, but before dividends; (ii) the bank's dividend is paid out of the retained earnings of the bank; (iii) the bank's total assets do not exceed 80% of Tier 1 capital plus the allowance for loan losses; and (iv) the ratio of Tier 1 capital to adjusted total assets of the bank is greater than or equal to 6%.

         Branching. Under current Georgia law, the bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in Georgia. Thus, one or more branch offices could be the result of merger, consolidation or purchase of assets of another bank pursuant to Georgia law.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Georgia Department of Banking and Finance, as applicable, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, including, but not limited to:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Real Estate Settlement Procedures Act of 1974, requiring lending institutions to provide consumers with thorough and timely information on the nature and costs of settlement, including a uniform settlement statement;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Sweetwater Financial Group or Georgian Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. We qualify as "well capitalized."

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o  submit a capital restoration plan;
         o  raise additional capital;
         o  restrict their growth, deposit interest rates, and other activities;
         o  improve their management;
         o  eliminate management fees; or
         o  divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels will initially be more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

         The FDIC Improvement Act requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. We are uncertain what effect these regulations would have.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary state and/or federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  Description of Property

         Our main office will be located at 3270 Florence Road, Powder Springs, Georgia 30127 at the intersection of Florence Road and Highway 278, in downtown Powder Springs. The site is approximately 1.6 acres in size and the building will be approximately 10,000 square feet. We purchased the property through the issuance of 45,000 shares of our common stock and the payment of cash in the amount of $280,769. Construction of our building is expected to cost an additional $1,451,939. Pending completion of the main office, which we expect to occur by the second quarter of 2002, our offices have been temporarily located at 4485 N. Town Square, Suite 102, Powder Springs, Georgia.

         On November 14, 2001 we opened the bank for business. Within our first four years of operation, we plan to open one additional branch located strategically in our service area. We believe that this branch will expand our market presence and provide additional convenience to our customers. We will need to obtain regulatory approval before we can open this branch. We believe that these facilities will adequately serve the bank's needs for its first five years of operation.

Item 3.    Legal Proceedings.

         None.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.

         Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 2001.

                  (1) Our registration statement on Form SB-2 (File No. 333-53536) was declared effective by the Commission on April 4, 2001.

                  (2)      The offering commenced on April 4, 2001.

                  (3) The offering closed on July 15, 2001 upon the sale of 938,453 shares the company had registered.

                  (4)      (i)     Our officers and directors sold our shares
                                   in the offering.

                          (ii) Common stock was the only class of securities registered in the offering.

                          (iii) We also registered warrants for our common stock which we have granted to our organizers.

                           (iv) 1,000,000 shares of common stock were registered, of which 938,453 shares were sold. 295,000 warrants to purchase our common stock for $10.00 per share were also registered in the offering. We granted our organizers warrants to purchase a total of 335,000 shares of common stock.

                           (v) The company incurred approximately $74,000 in expenses in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (vi) The net proceeds to the company after deducting the total expenses described above were $9.3 million.

                           (vii) None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company. $8.8 million of the net proceeds of the offering were used to capitalize the bank. The remaining $438,566 of the proceeds were placed in a non-interest bearing account of the bank to pay general expenses of the holding company, for the possible investment in or formation of other companies, and as a source of capital for the bank.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following is a discussion of our financial condition and the financial condition of our subsidiary, Georgian Bank, at December 31, 2001 and 2000 and the results of operations for the year ended December 31, 2001 and for the period from April 4, 2000, date of inception, to December 31, 2000. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

         Our 2001 results were highlighted by the successful completion of our common stock offering and the commencement of banking operations on November 14, 2001. Our capital base will allow for substantial growth in 2002.

Financial Condition at December 31, 2001 and 2000

Following is a summary of our balance sheets for the periods indicated:

                                                            December 31,
                                                      2001                2000
                                                      ----                ----
                                                      (Dollars in Thousands)

Cash and due from banks                    $         288      $            7
Federal funds sold                                 6,264                   -
Securities available for sale                        503                   -
Loans, net                                         5,399                   -
Premises and equipment                             1,662                   5
Other assets                                         101                   4
                                                  ------             -------

                                           $      14,217      $           16
                                                  ======             =======

Total deposits                             $       5,486      $            -
Other borrowings                                      43                 120
Other liabilities                                     14                  14
Stockholders' equity (deficit)                     8,674                (118)
                                                  ------             -------

                                           $      14,217      $           16
                                                  ======             =======


         As of December 31, 2001, we had total assets of $14.2 million. We raised $9.3 million from the sale of common stock and have received $5.5 million in deposits since the commencement of operations on November 14, 2001. We have invested the proceeds from the stock sale and deposit growth in Federal funds sold ($6.3 million), debt securities ($503,000), loans ($5.4 million), and premises and equipment ($1.7 million). We also repaid debt incurred during the organizational period of $749,000. We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

         Our investment portfolio, consisting solely of debt securities in the Federal National Mortgage Association and Federal Home Loan Bank, amounted to $503,000 at December 31, 2001.

         We have 78% of our loan portfolio collateralized by real estate located in our primary market area of Cobb County, Paulding County and surrounding Georgia counties. A breakdown of our real estate loan portfolio is as follows:
Our construction and land development loans, which comprise 24% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Multi-family real estate loans comprise 18% of the loan portfolio, and nonresidential real estate loans, consisting primarily of small business commercial properties, total 36% of the loan portfolio. We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

      One- to four-family residential properties                            80%
      Construction loans on one- to four-family residential properties      80%
      Nonresidential property                                               80%

The remaining 22% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

         The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with only slight indications of a downturn in the local economy. Although the overall United States economy has suffered as a result of the terrorist attacks on September 11, 2001, our local economy has been only slightly impacted to date.

         We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of our bank's statutory capital and surplus.

Liquidity and Capital Resources

         The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

         At December 31, 2001, we had loan commitments outstanding of $2.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2001, we had arrangements with three commercial banks for short-term advances of $4,000,000.

         At December 31, 2001, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity increased during 2001 primarily due to the proceeds from the sale of common stock of $9.3 million offset by a net loss of $526,000.

         In the future, the primary source of funds available to us will be the payment of dividends by our bank subsidiary. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, no dividends can be paid by the bank to us without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the bank as of December 31, 2001 are as follows:

                                                                                      Actual
                                                                                     --------
                                                                   Sweetwater
                                                                    Financial         Georgian             Regulatory
                                                                   Group, Inc.          Bank              Requirements
                                                                  -----------         --------            ------------

     Leverage capital ratio                                           82.15%              77.99%                 5.00%
     Risk-based capital ratios:
     Core capital                                                    100.49               95.40                  6.00
     Total capital                                                   101.12               96.04                 10.00

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

          At December 31, 2001, we had commitments for capital expenditures related to the completion of our primary banking facility in the amount of $1,452,000.

          We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

          Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

          The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

Results of Operations For The Year Ended December 31, 2001 and Period from April 4, 2000, Date of Inception, to December 31, 2000

          The following is a summary of our operations for the periods indicated.

                                    Year Ended               Period Ended
                                 December 31, 2001         December 31, 2000
                                               (Dollars in Thousands)

Interest income                     $          176           $            -
Interest expense                                29                        5
                                    --------------           --------------
Net interest income (expense)                  147                       (5)
Provision for loan losses                       55                        -
Other income                                     -                        -
Other expenses                                 618                      118
                                    --------------           --------------
Pretax loss                                   (526)                    (123)
Income taxes                                     -                        -
                                    --------------           --------------

Net loss                            $         (526)          $         (123)
                                    ===============          ===============


         We commenced our banking operations on November 14, 2001. From April 4, 2000 to November 13, 2001 (the "organizational period"), we were engaged in activities involving the formation of the company, selling the common stock, and obtaining necessary regulatory approvals. We incurred organizational and preopening expenses totaling $516,000 during the organizational period ($123,000 in 2000 and $393,000 in 2001). We also incurred stock issue costs of $74,000, which have been recorded as a reduction of capital surplus. All organizational and preopening expenses were expensed as incurred in accordance with generally accepted accounting principles.

         Our operations during the organizational period were funded by advances from the organizers in an amount of $120,000 and through an operating line of credit from a commercial bank. The total amount available on the line of credit was $500,000. On August 16, 2001, the date the proceeds from our common stock offering were released from escrow, the operating line of credit was repaid. On that date, the operating line of credit had a balance of $468,500. The organizer advances were repaid through the issuance of shares of common stock subscribed to by the organizers. Because the organizer advances were non-interest bearing, interest expense in the amount of $9,790 was imputed on the organizers' advances at a rate equal to the prime rate minus one-half of one percent for the period from April 4, 2000, date of inception, to August 16, 2001.

         Organizational expenses were offset by interest earned on the proceeds from our initial common stock offering during the organization period. Total interest earned during this time period was $114,000.

Net Interest Income

          Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

          The net yield on average interest-earning assets during the operational period from November 14, 2001 to December 31, 2001 was 3.67%. Average loans were $3.7 million, average securities were $500,000, and average federal funds sold were $6.4 million. Average interest-bearing liabilities were $3.3 million. During the operational period, the rate earned on average interest-earning assets was 4.46%, and the rate paid on average interest-bearing liabilities was 2.68%, resulting in a net interest spread of 1.78%. The average rate paid on interest-bearing liabilities the during the organizational period was 5.90% and the average rate earned on interest-earning assets during the organizational period was 3.25%.

Provision for Loan Losses

          The provision for loan losses was $55,000 in 2001. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2001, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.01%.

Other Income

          Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $345 in 2001.

Other Expense

          Other operating expense for the year ended December 31, 2001 consists of salaries and employee benefits of $385,000, equipment and occupancy expenses of $59,000, and other operating expenses of $175,000, which included $58,000 in professional services related to forming the company and preparing the bank to commence operations. Fees for professional services incurred during the year ended December 31, 2000 totaled $59,000. As of December 31, 2001, we had 12 full-time equivalent employees.

Income Tax

          We had no income tax expense due to a pre-tax operating loss of $526,000. At December 31, 2001, we have available net operating loss carryforwards of approximately $259,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2021.

Asset/Liability Management

          Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

          Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

          A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

          Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

          At December 31, 2001, our cumulative one year interest rate-sensitivity gap ratio was 202.73%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. We are not within our targeted parameters. However, as we continue to invest our excess liquidity, currently invested in Federal funds sold, loans and securities, the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. A gap ratio in our current range is not unusual for a de novo bank. It is also noted that approximately 100% of our certificates of deposits mature within the one-year time horizon. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2001, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

                                                                   After            After
                                                                   Three             One
                                                                  Months          Year but
                                                 Within             but            Within             After
                                                  Three           Within            Five              Five
                                                 Months          One Year           Years             Years          Total
                                                                         (Dollars in Thousands)

Interest-earning assets:
  Federal funds sold                        $      6,264       $        --       $        --     $        --      $      6,264
  Securities                                          --                --               503              --               503
  Loans                                            3,970                73             1,156             291             5,490
                                                 -------           -------             -----          ------           -------

                                                  10,234                73             1,659             291            12,257
                                                  ------           -------             -----          ------            ------

Interest-bearing liabilities:
  Interest-bearing demand deposits                 2,192                --                --              --             2,192
  Savings                                             56                --                --              --                56
  Certificates, less than
    $100,000                                         152             1,222                 1              --             1,375
  Certificates, $100,000
    and over                                         586               876                --              --             1,462
                                                  ------            ------           -------         -------           -------

                                                   2,986             2,098                 1              --             5,085
                                                   -----             -----           -------        --------           -------

Interest rate sensitivity
   gap                                      $      7,248       $    (2,025)      $     1,658     $       291      $      7,172
                                                   =====            ======             =====          ======           =======
Cumulative interest rate
   sensitivity gap                          $      7,248       $     5,223       $     6,881     $     7,172
                                                   =====             =====             =====           =====
Interest rate sensitivity
   gap ratio                                        3.43              (.04)            1,659              --
                                                   =====             =====             =====           =====
Cumulative interest rate
   sensitivity gap ratio                            3.43              2.03              2.35            2.41
                                                   =====             =====             =====           =====


               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

          The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders' equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              SHAREHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

                                                                               From November 14, 2001,
                                                                         Date of Commencement of Operations,
                                                                                to December 31, 2001
                                                                               (Dollars in Thousands)
                   ASSETS

     Cash and due from banks                                                         $       579
     Federal funds sold                                                                    6,402
     Securities available-for-sale, at cost                                                  500
     Unrealized gains on securities available-for-sale                                         5
     Loans (2)                                                                             3,676
     Allowance for loan losses                                                               (23)
     Other assets                                                                          1,543
                                                                                         -------
                                                                                     $    12,682

     Total interest-earning assets                                                   $    10,578
                                                                                          ======

          LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
          Noninterest-bearing demand                                                 $       715
          Interest-bearing demand and savings                                              1,617
          Time                                                                             1,666
                                                                                         -------
                   Total deposits                                                    $     3,998

          Other liabilities                                                                   55
                                                                                         -------
                   Total liabilities                                                       4,053
          Stockholders' equity (3)                                                         8,629
                                                                                         -------
                                                                                     $    12,682

          Total interest-bearing liabilities                                         $     3,283
                                                                                         =======

(1) Average balances were determined using the daily average balances during the period from November 14, 2001, date of commencement of operations, to December 31, 2001, for each category.

(2)       There were no nonaccrual loans included in average loans.

(3) Average unrealized gains on securities available for sale of $5,000 were included in stockholders' equity.

Interest Income and Interest Expense

          The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                                  Year Ended December 31, 2001
                                                                                                          Average
                                                                              Interest                  Yields (2)
                                                                                    (Dollars in Thousands)

     INTEREST INCOME:
          Interest and fees on loans (1)                                     $        42                   8.67%
          Interest on taxable securities                                               3                   4.80
          Interest on Federal funds sold                                              17                   2.01
          Interest earned during the period prior to
            commencement of banking operations                                       114                      -
                                                                                     ---                   ----
          Total interest income                                              $       176                   4.46
                                                                                     ---                   ----

     INTEREST EXPENSE:
          Interest on interest-bearing
            demand deposits and savings                                      $         4                   1.98
          Interest on time deposits                                                    7                   3.36
          Interest incurred during the period prior to
            commencement of banking operations                                        18                      -
                                                                                  ------                   ----
          Total interest expense                                                      29                   2.68
                                                                                  ------                   ----

     NET INTEREST INCOME  $                                                          147
                                                                                  ======

          Net interest spread                                                                              1.78%
                                                                                                           ====
          Net yield on average interest-earning assets                                                     3.67%
                                                                                                           ====

(1) Interest and fees on loans includes $11,000 of loan fee income for the year ended December 31, 2001. There was no interest income recognized on nonaccrual loans during 2001.

(2)       Average yields were annualized for the period from November
          14, 2001, date of commencement of operations, to December 31, 2001, for each category.

Rate and Volume Analysis

          Because we commenced our banking operations in 2001, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.


                              INVESTMENT PORTFOLIO

Types of Investments

          The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                    December 31, 2001
                                                 (Dollars in Thousands)

         Debt securities:
         U.S. Agency securities                            $   503
                                                               ===

Maturities

         All debt securities have a contractual maturity date of after one to five years. The weighted average yield of these securities is 4.52%.

                                 LOAN PORTFOLIO
Types of Loans

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                        December 31, 2001
                                                     (Dollars in Thousands)

     Commercial                                           $        831
     Real estate-construction                                    1,276
     Real estate-mortgage                                        2,980
     Consumer instalment loans and other                           403
                                                                ------
                                                                 5,490
Less deferred loan fees                                            (36)
     Less allowance for loan losses                                (55)
                                                                ------
                   Net loans                              $      5,399
                                                                ======

Maturities and Sensitivities of Loans to Changes in Interest Rates

          Total loans as of December 31, 2001 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                                                           (Dollars in Thousands)
     Commercial
          One year or less                                                                   $       803
          After one year through five years                                                           28
          After five years                                                                             -
                                                                                                 -------
                                                                                                     831
     Construction
          One year or less                                                                         1,262
          After one year through five years                                                           14
          After five years                                                                             -
                                                                                                 -------
                                                                                                   1,276
     Other
          One year or less                                                                         1,979
          After one year through five years                                                        1,113
          After five years                                                                           291
                                                                                                 -------
                                                                                                   3,383

                                                                                             $     5,490
                                                                                                 =======

          The following table summarizes loans at December 31, 2001 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                                       (Dollars in Thousands)

          Predetermined interest rates                                                      $       928
          Floating or adjustable interest rates                                                     518
                                                                                                  -----
                                                                                            $     1,446
                                                                                                  =====


Risk Elements

          Information with respect to nonaccrual, past due, and restructured loans is as follows:

                                                                                  December 31, 2001
                                                                               (Dollars in Thousands)

     Nonaccrual loans                                                               $          0
     Loans contractually past due ninety days or more
   as to interest or principal payments and still accruing                                     0
     Restructured loans                                                                        0
     Loans, now current about which there are serious
   doubts as to the ability of the borrower to comply
   with loan repayment terms                                                                   0
     Interest income that would have been recorded on
   nonaccrual and restructured loans under original terms                                      0
     Interest income that was recorded on nonaccrual and
   restructured loans                                                                          0

         It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                                        2001
                                                                               (Dollars in Thousands)

Average amount of loans outstanding (since November 14, 2001)                        $      3,676
                                                                                        =========

Balance of allowance for loan losses at beginning of period                          $          -
                                                                                        ---------

Loans charged off                                                                               -
                                                                                        ---------

Loans recovered                                                                                 -
                                                                                        ---------

Net charge-offs                                                                                 -
                                                                                        ---------

Additions to the allowance charged to operating expense during period                          55
                                                                                        ---------

Balance of allowance for loan losses at end of period                                $         55
                                                                                        =========

Ratio of net loans charged off during the
   period to average loans outstanding                                                          -%
                                                                                        =========


Allowance for Loan Losses

          The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower's ability to pay and the underlying collateral value of the loans.

         As of December 31, 2001, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:


                                                                            December 31, 2001
                                                                                              Percent of loans in
                                                                                                 each category
                                                                       Amount                   to total loans
                                                                                (Dollars in Thousands)

Commercial                                                      $        12                           15.14%
Real estate - construction                                               15                           23.24
Real estate - mortgage                                                   21                           54.28
Consumer installment and other                                            7                            7.34
                                                                        ---                          ------
                                                                $        55                          100.00%
                                                                        ===                          ======


                                    DEPOSITS

          Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

                                                                                        2001
                                                                          Amount                     Percent
                                                                                 (Dollars in Thousands)

     Noninterest-bearing demand deposits                             $           715                     -%
     Interest-bearing demand deposits and savings                              1,617                   1.98
     Time deposits                                                             1,666                   3.36
                                                                               -----
          Total deposits                                             $         3,998
                                                                               =====


(1) Average balances were determined using the daily average balances during the year for the period from November 14, 2001, date of commencement of operations, to December 31, 2001.

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2001 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                                             (Dollars in Thousands)

     Three months or less                                                                          $        586
     Over three months through six months                                                                   635
     Over six months through twelve months                                                                  241
     Over twelve months                                                                                       -
                                                                                                          -----
     Total                                                                                         $      1,462
                                                                                                          =====

                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

          The following rate of return information for the year indicated is presented below.

                                                                   2001
                                                                   ----

Return on assets (1)                                               (4.15)%
Return on equity (2)                                               (6.10)%
Dividend payout ratio (3)                                              -
Equity to assets ratio (4)                                         68.04%

(1)       Net loss divided by average total assets.
(2)       Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)       Average common equity divided by average total assets.

Item 7.  Financial Statements


                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2001

                                table of contents


                                                                           Page

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets.............................................F-2
     Consolidated statements of operations...................................F-3
     Consolidated statements of comprehensive loss...........................F-4
     Consolidated statements of stockholders' equity (deficit)...............F-5
     Consolidated statements of cash flows...................................F-6
     Notes to consolidated financial statements.................F-7 through F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sweetwater Financial Group, Inc. and Subsidiary
Powder Springs, Georgia


         We have audited the accompanying consolidated balance sheets of Sweetwater Financial Group, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001 and the period from April 4, 2000, date of inception, to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Financial Group, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and the period from April 4, 2000, date of inception, to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                             /s/ Mauldin & Jenkins, LLC


Atlanta, Georgia
February 5, 2002

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                          Assets                                                    2001              2000
                                          ------
                                                                                           ------------------   ----------------

Cash and due from banks                                                                    $           288,419 $          7,035
Federal funds sold                                                                                   6,264,000                -
Securities available-for-sale                                                                          502,578                -

Loans                                                                                                5,454,073                -
Less allowance for loan losses                                                                          55,000                -
                                                                                           -------------------  ---------------
          Loans, net                                                                                 5,399,073                -

Premises and equipment                                                                               1,661,687            5,000
Other assets                                                                                           101,190            3,705
                                                                                           -------------------  ---------------

          Total assets                                                                     $        14,216,947 $         15,740
                                                                                           ===================  ===============

                      Liabilities and Stockholders' Equity (Deficit)

Deposits
    Noninterest-bearing                                                                    $           401,037 $              -
    Interest-bearing                                                                                 5,085,256                -
                                                                                           -------------------  ---------------
           Total deposits                                                                            5,486,293                -
    Other borrowings                                                                                    42,620          120,000
    Other liabilities                                                                                   13,830           13,797
                                                                                           -------------------  ---------------
          Total liabilities                                                                          5,542,743          133,797
                                                                                           -------------------  ---------------

Commitments and contingencies

Stockholders' equity (deficit)
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
        no shares issued and outstanding                                                                     -                -
    Common stock, $.01 par value, 10,000,000 shares authorized;
        938,453 and 10 shares issued and outstanding, respectively                                       9,385                -
    Capital surplus                                                                                  9,311,348            4,783
    Accumulated deficit                                                                              (649,107)         (122,840)
    Accumulated other comprehensive income                                                               2,578                -
                                                                                           -------------------  ---------------

          Total stockholders' equity (deficit)                                                       8,674,204         (118,057)
                                                                                           -------------------  ---------------

          Total liabilities and stockholders' equity (deficit)                             $        14,216,947 $         15,740
                                                                                           ===================  ===============


See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.

                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM
             APRIL 4, 2000, DATE OF INCEPTION, TO DECEMBER 31, 2000


                                                                               2001                           2000
                                                                       ---------------------         ------------------------

Interest income
    Loans                                                              $             42,295          $                     -
    Taxable securities                                                                6,166                                -
    Federal funds sold                                                              127,635                                -
                                                                       ---------------------         ------------------------
          Total interest income                                                     176,096                                -
                                                                       ---------------------         ------------------------

Interest expense
    Deposits                                                                         11,208                                -
    Other borrowings                                                                 18,042                            4,683
                                                                       ---------------------         ------------------------
          Total interest expense                                                     29,250                            4,683
                                                                       ---------------------         ------------------------

          Net interest income (expense)                                             146,846                          (4,683)
Provision for loan losses                                                            55,000                                -

          Net interest income (expense) after provision for loan losses              91,846                          (4,683)
                                                                       ---------------------         ------------------------

Other income                                                                            345                                -
                                                                       ---------------------         ------------------------

Other expenses
    Salaries and employee benefits                                                  384,716                           35,603
    Equipment and occupancy expenses                                                 58,794                                -
    Other operating expenses                                                        174,948                           82,554
                                                                       ---------------------         ------------------------
          Total other expenses                                                      618,458                          118,157
                                                                       ---------------------         ------------------------

          Loss before income taxes                                                 (526,267)                        (122,840)

Income taxes                                                                              -                                -
                                                                       ---------------------         ------------------------

          Net loss                                                     $           (526,267)          $             (122,840)
                                                                       =====================         ========================

Basic and diluted losses per share                                     $              (0.56)          $              (12,284)
                                                                       =====================         ========================


See Notes to Consolidated Financial Statements.



                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM
             APRIL 4, 2000, DATE OF INCEPTION, TO DECEMBER 31, 2000

                                                                              2001                        2000
                                                                      ----------------------     -----------------------

Net loss                                                              $            (526,267)      $            (122,840)

Other comprehensive income:

        Unrealized holding gains on available-for-sale
             securities arising during period                                         2,578                           -
                                                                      ----------------------     -----------------------

Comprehensive loss                                                    $            (523,689)      $            (122,840)
                                                                      ======================     =======================


See Notes to Consolidated Financial Statements.



                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM
             APRIL 4, 2000, DATE OF INCEPTION, TO DECEMBER 31, 2000



                                                                                                 Accumulated
                                                                                                   Other               Total
                                     Common Stock                Capital        Accumulated     Comprehensive       Stockholders'
                                 Shares        Par Value         Surplus          Deficit           Income          Equity (Deficit)
                               ------------  --------------  --------------    ---------------  -------------     -----------------

Balance, April 4, 2000
  (date of inception)                    -   $            -  $             -   $           -     $           -     $          -
    Net loss                             -                -                -         (122,840)               -         (122,840)
    Issuance of common stock            10                -              100                -                -              100
    Imputed interest costs               -                -            4,683                -                -            4,683
                               -----------   --------------  ---------------   --------------    -------------     ------------
Balance, December 31, 2000              10                -            4,783         (122,840)               -         (118,057)
    Net loss                             -                -                -         (526,267)               -         (526,267)
    Issuance of common stock       938,443            9,385        9,375,045                -                -        9,384,430
    Stock offering costs                 -                -         (73,587)                -                -          (73,587)
    Imputed interest costs               -                -            5,107                -                -            5,107
    Other comprehensive income           -                -                -                -            2,578            2,578
                               -----------   --------------  ---------------   --------------    -------------    -------------
Balance, December 31, 2001         938,453   $        9,385  $     9,311,348   $     (649,107)   $       2,578    $   8,674,204
                               ===========   ==============  ===============   ==============   ==============    =============

See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEAR ENDED DECEMBER 31, 2001 AND PERIOD FROM
             APRIL 4, 2000, DATE OF INCEPTION, TO DECEMBER 31, 2000
                                                                                             2001                     2000
                                                                                   -----------------------    ---------------------
OPERATING ACTIVITIES
    Net loss                                                                       $               (526,267)  $         (122,840)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                                16,908                    -
        Provision for loan losses                                                                    55,000                    -
        Imputed interest costs                                                                        5,107                4,683
        Increase in interest receivable                                                             (24,659)                   -
        Increase in interest payable                                                                  5,830                    -
        Net other operating activities                                                              (82,328)              13,797
                                                                                   ------------------------     ----------------

              Net cash used in operating activities                                                (550,409)            (104,360)
                                                                                   ------------------------     ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                    (500,000)                    -
    Net increase in federal funds sold                                                          (6,264,000)                    -
    Net increase in loans                                                                        (5,454,073)                   -
    Purchase of premises and equipment                                                           (1,223,595)              (5,000)
                                                                                   ------------------------    -----------------

            Net cash used in investing activities                                               (13,441,668)              (5,000)
                                                                                   ------------------------    -----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                      5,486,293                    -
    Proceeds from other borrowings, net                                                              42,620                    -
    Proceeds from line of credit                                                                    739,269               10,000
    Repayment of line of credit                                                                   (749,269)                    -
    Advances from organizers                                                                         10,000              110,000
    Proceeds from issuance of common stock                                                        8,814,430                  100
    Stock offering costs                                                                            (69,882)              (3,705)
                                                                                   ------------------------   ------------------

            Net cash provided by financing activities                                            14,273,461              116,395
                                                                                   ------------------------   ------------------

Net increase in cash and due from banks                                                             281,384                7,035

Cash and due from banks at beginning of period                                                        7,035                    -
                                                                                   ------------------------   ------------------

Cash and due from banks at end of period                                           $                288,419   $            7,035
                                                                                   ========================   ==================

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                                                         $                 18,313 $                -

NONCASH TRANSACTIONS

    Issuance of common stock in exchange for land                                  $                450,000 $                -

    Issuance of common stock for organizer advances                                $                120,000 $                -


See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

                     Sweetwater Financial Group, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Georgian Bank (the "Bank"). The Bank is a commercial bank located in Powder Springs, Cobb County, Georgia. The Bank provides a full range of banking services in its primary market area of Cobb County and the surrounding counties. The Bank commenced its banking operations on November 14, 2001.

                  Basis of Presentation

                     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred taxes.

                  Cash, Due From Banks and Cash Flows

                     For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold and deposits are reported net.

                     The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  Securities

                     All debt securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. Equity securities without a readily determinable fair value are classified as available-for-sale and recorded at cost.

                     Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans

                     Loans are reported at their outstanding unpaid principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the unpaid balance.

                     Nonrefundable loan fees are deferred with the amount recognized into interest income over the life of the loans.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

                     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses will be charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries will be credited to the allowance.

                     The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Premises and Equipment

                     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  Transfers of Financial Assets

                     Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when
                     (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                  Income Taxes

                     Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

                  Losses Per Share

                     Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of December 31, 2001 and 2000 were 938,453 and 10, respectively, or the number of shares sold in the Company's initial public offering.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Stock Compensation Plans

                     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock warrants issued under the Company's plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net loss and losses per share and other disclosures, as if the fair value based method of accounting had been applied.

                  Comprehensive Income


                     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).


NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                                Gross           Gross
                                                             Amortized       Unrealized       Unrealized          Fair
                                                               Cost             Gains           Losses            Value
                                                           --------------    ------------    -------------    --------------

                   Securities Available-for-Sale
                        December 31, 2001:
                        U. S. Government and
                          agency securities               $     500,000     $     2,578     $           -     $      502,578
                                                           ==============    ============    =============    ==============


                  Securities with a carrying value of $115,000 at December 31, 2001, were pledged to secure public deposits and for other purposes as required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES (Continued)

                  The amortized cost and fair value of securities as of December
                  31, 2001 by contractual maturity are shown below.

                                                                                            Amortized            Fair
                                                                                              Cost              Value
                                                                                          --------------    ---------------

                     Due from one to five years                                           $     500,000     $      502,578
                                                                                          =============     ==============

NOTE 3.  LOANS

                  The composition of loans as of December 31, 2001 is summarized as follows:

                      Commercial                                                                          $        831,039
                      Real estate - construction                                                                 1,276,405
                      Real estate - mortgage                                                                     2,979,737
                      Consumer installment and other                                                               403,207
                                                                                                          ----------------
                                                                                                                 5,490,388

                      Deferred loan fees                                                                           (36,315)
                      Allowance for loan losses                                                                    (55,000)
                                                                                                          ----------------
                      Loans, net                                                                          $      5,399,073
                                                                                                          ================

                  Changes in the allowance for loan losses as of December 31, 2001 are as follows:

                      Balance, beginning of year                                                          $              -
                        Provision for loan losses                                                                   55,000
                        Loans charged off                                                                                -
                        Recoveries of loans previously charged off                                                       -
                                                                                                          ----------------
                      Balance, end of year                                                                $         55,000
                                                                                                          ================

                  Management has identified no amounts of impaired loans as defined by SFAS No. 114, Accounting by Creditors for
                  Impairment of a Loan, as of and for the year ended December
                  31, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  LOANS (Continued)

                  In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

                      Balance, beginning of year                                                         $             -
                         Advances                                                                                 25,318
                         Repayments                                                                                    -
                                                                                                         ---------------
                      Balance, end of year                                                               $        25,318
                                                                                                         ===============

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment is summarized as follows:

                                                                                                December 31,
                                                                                    ------------------------------------
                                                                                           2001               2000
                                                                                    -------------------  ---------------


                      Land and improvements                                         $         730,769    $         5,000
                      Construction in process                                                 616,926                  -
                      Buildings                                                                64,263                  -
                      Furniture and equipment                                                 266,637                  -
                                                                                    -----------------    ---------------
                                                                                            1,678,595              5,000
                      Accumulated depreciation                                                (16,908)                 -
                                                                                    -----------------    ---------------
                                                                                    $       1,661,687    $         5,000
                                                                                    =================    ===============

                  The Company's permanent banking facility is in process of construction. Estimated costs to complete the Company's permanent banking facility is $1,451,939.

                  The Company's land was purchased from a director of the Company.

                  Leases

                     The Company has leased a temporary operations facility under a noncancelable agreement which requires the payment of monthly rentals, normal maintenance, and insurance. The lease expires on February 28, 2002.

                     The total rental expense for the year ended December 31, 2001 is $17,523.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  DEPOSITS

                  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 was $1,461,459. At
                  December 31, 2001, the scheduled maturities of time deposits are as follows:

                    2002                                     $      2,836,948
                    2003                                                1,000
                                                             ----------------
                                                             $      2,837,948
                                                             ================

                  Related party deposits totaled $1,785,755 as of December 31, 2001.


NOTE 6.  OTHER BORROWINGS

                  Other borrowings consist of the following:
                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                                 2001               2000
                                                                                           ---------------    ---------------

                      Advances from organizers during the organizational stage
                          with an imputed interest rate of prime minus .50%, or
                          9.00% at December 31, 2000. Advances were repaid with
                          the issuance of
                          common stock subscribed to by the Company's organizers.          $             -     $      110,000

                      Advance on a $500,000 line of credit from a commercial
                          bank with an interest rate of prime minus .50%, or
                          9.00% at December 31,
                          2000.  The line of credit was repaid on August 16, 2001.                       -             10,000

                      Note payable for the purchase of an automobile with zero percent financing terms.  Loan is payable in 36 equal monthly payments
                          of $1,254 and matures on October 31, 2004.                                42,620                  -
                                                                                           ---------------    ---------------
                                                                                           $        42,620     $      120,000
                                                                                           ===============    ===============


NOTE 7.  DIRECTOR BENEFITS

                  Stock Warrants

                    In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased in the Company's common stock offering. The warrants vest over a three year period from the date the Bank commenced operations and are exercisable in whole or in part during the ten year period following the date the Bank commenced operations, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 2001, there were 335,000 warrants outstanding.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.           DIRECTOR BENEFITS (Continued)

                  Stock Warrants (Continued)

                  Other pertinent information related to the warrants is as follows:

                                                                                                     Year Ended
                                                                                                 December 31, 2001
                                                                                           -------------------------------
                                                                                                              Weighted-
                                                                                                               Average
                                                                                                               Exercise
                                                                                              Number            Price
                                                                                           --------------    -------------

                   Warrants outstanding, beginning of year                                             -       $        -
                      Granted                                                                    335,000            10.00
                      Exercised                                                                        -                -
                                                                                           -------------
                   Warrants outstanding, end of year                                             335,000            10.00
                                                                                           =============

                   Exercisable, end of year                                                       13,970
                                                                                           =============

                   Weighted-average fair value of warrants
                      granted during the year                                                                  $    4.23


                                                                                                             Weighted-
                                                                                          Weighted-           Average
                                                                                           Average           Remaining
                                                                                           Exercise         Contractual
                                                                            Number          Price          Life in Years
                                                                          ------------   -------------    ----------------

                   Warrants outstanding                                       335,000    $      10.00           9.8 years
                                                                          ============

                   Exercisable, end of year                                    13,970    $      10.00           9.8 years
                                                                          ============

                  The Company applies Opinion 25 and related Interpretations in accounting for the stock warrants. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock warrants been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, net loss and losses per share would have been adjusted to the pro forma amounts for the year ended December 31, 2001 as indicated below:

                        Net loss                                          As reported                   $        (526,267)
                                                                          Pro forma                     $        (585,360)

                        Basic and diluted losses per share                As reported                   $            (.56)
                                                                          Pro forma                     $            (.62)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.           DIRECTOR BENEFITS (Continued)

                  Stock Warrants (Continued)

                  The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                            Year Ended,
                                                            December 31,
                                                                2001
                                                         ----------------

                        Dividend yield                              -
                        Expected life                          10 years
                        Expected volatility                         -
                        Risk-free interest rate                   5.59%


NOTE 8.  INCOME TAXES

                  Income taxes consist of the following:
                                                                                             Periods Ended December 31,
                                                                                        ----------------------------------
                                                                                              2001               2000
                                                                                        --------------     --------------

                      Deferred                                                        $     (196,840)     $      (44,327)
                      Change in valuation allowance                                           196,840             44,327
                                                                                      ---------------     --------------
                                     Income tax                                       $             -     $            -
                                                                                      ===============     ==============

                  The Company's income tax differs from the amounts computed by applying the federal income tax statutory rates to loss before income taxes. A reconciliation of the differences is as follows:


                                                                             Periods Ended December 31,
                                                            -------------------------------------------------------------
                                                                         2001                            2000
                                                            -------------------------------   ---------------------------
                                                                Amount          Percent           Amount        Percent
                                                            ---------------   -------------   ---------------  ----------

                    Income tax (benefit) at statutory rate  $    (178,931)         34  %      $     (41,766)      34  %
                        Other items                                 3,344          (1)                1,827       (2)
                        State tax (benefit)                       (21,253)          4                (4,388)       4
                         Change in valuation allowance            196,840         (37)               44,327      (36)
                                                            -------------     -----------     -------------  -------
                    Income tax                              $           -           -   %     $           -        -  %
                                                            =============     ===========     =============  =======


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES (Continued)

                    The components of deferred income taxes are as follows:

                                                                                                December 31,
                                                                                     -----------------------------------
                                                                                          2001               2000
                                                                                     ----------------   ----------------


                   Deferred tax assets:
                      Depreciation                                                   $           738    $             -
                      Preopening and organization expenses                                   186,128             44,327
                      Net operating loss carryforward                                         97,645                  -
                      Other                                                                       53                  -
                                                                                     ---------------     --------------
                                                                                             284,564             44,327


                   Valuation allowance                                                       240,187             44,327
                                                                                     ---------------    ---------------

                                                                                              44,327                  -
                                                                                     ---------------    ---------------

                   Deferred tax liabilities:
                      Loan loss reserves                                                      15,139                  -
                      Securities available-for-sale                                              980                  -
                      Cash basis adjustment for income tax reporting purposes                 28,258                  -
                                                                                     ---------------    ---------------
                                                                                              44,327                  -
                                                                                     ---------------    ---------------

                   Net deferred taxes                                                $             -    $             -
                                                                                     ===============    ===============
                  At December 31, 2001, the Company has available net operating loss carryforwards of approximately $259,000 for federal
                  income tax purposes. If unused, the carryforwards will expire beginning in 2021.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

                  The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.
                  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments as of December 31, 2001 is as follows:

                       Commitments to extend credit                                                    $      2,631,037
                                                                                                       ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 10.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Cobb County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Seventy-eighty percent of the Company's loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets, as defined, or approximately $2,000,000.

NOTE 11. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no dividends could be declared without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.          REGULATORY MATTERS (Continued)

                  The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank holding companies are not subject to prompt corrective action provisions.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.
                  As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  The Company and the Bank's actual capital amounts and ratios as of December 31, 2001 are presented in the following table:

                                                                                                             To Be Well
                                                                                  For Capital             Capitalized Under
                                                                                    Adequacy              Prompt Corrective
                                                         Actual                     Purposes              Action Provisions
                                               ---------------------------   -----------------------  --------------------------
                                                  Amount         Ratio         Amount       Ratio        Amount        Ratio
                                               -------------- ------------   -----------  ----------  -------------  -----------
                                                                            (Dollars in Thousands)

     December 31, 2001:
     Total Capital to Risk Weighted Assets:
        Consolidated                           $      8,727      101.12%      $    691       8.00%        $   N/A          N/A
        Bank                                   $      8,288       96.04%      $    691       8.00%        $   863       10.00%
     Tier I Capital to Risk Weighted Assets:
        Consolidated                           $      8,672      100.49%      $    346       4.00%        $   N/A          N/A
        Bank                                   $      8,233       95.40%      $    346       4.00%        $   518        6.00%
     Tier I Capital to Average Assets:
        Consolidated                           $      8,672       82.15%      $    423       4.00%        $   N/A          N/A
        Bank                                   $      8,233       77.99%      $    423       4.00%        $   528        5.00%


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                  The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

                  Cash, Due from Banks, and Federal Funds Sold:

                     The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

                  Securities:

                     Fair values for securities are based on quoted market prices.

                  Loans:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

                  Deposits:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                  Other Borrowings:

                     The carrying amounts of other borrowings approximate their fair values.

                  Accrued Interest:

                     The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Off-Balance Sheet Instruments:

                     Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                  The estimated fair values and carrying amounts of the Company's financial instruments as of December 31, 2001 were as follows:

                                                                                        Carrying                Fair
                                                                                         Amount                Value
                                                                                    ------------------    -----------------
                  Financial assets:
                     Cash, due from banks,
                        and federal funds sold                                      $       6,552,419     $      6,552,419
                     Securities available-for-sale                                            502,578              502,578
                     Loans                                                                  5,399,073            5,540,000
                     Accrued interest receivable                                               24,659               24,659

                  Financial liabilities:
                     Deposits                                                               5,486,293            5,498,293
                     Other borrowings                                                          42,620               42,620
                     Accrued interest payable                                                   5,830                5,830

NOTE 13.          SUPPLEMENTARY FINANCIAL DATA

                  Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                          Periods Ended December 31,
                                                                                    ---------------------------------------
                                                                                          2001                  2000
                                                                                    ------------------    -----------------

                      Other expenses:
                        Advertising and business development                        $          33,274     $               -
                        Stationery and supplies                                                16,787                 1,005
                        Data processing                                                         9,855                     -
                        Professional services                                                  58,187                59,300
                        Telephone                                                              10,372                   945
                        Insurance                                                              15,671                     -
                        Postage                                                                 4,117                     -
                        Dues and subscriptions                                                  4,762                   125
                        Credit card expense                                                     2,700                     -
                        Employee training and education                                        12,013                 3,735

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.          PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets of Sweetwater Financial Group, Inc. as of December 31, 2001 and 2000, and the condensed statements of operations and cash flows for the year ended December 31, 2001 and period from April 4, 2000, date of inception, to December 31, 2000.



                                                             CONDENSED BALANCE SHEETS
                                                                                              2001                 2000
                                                                                       ----------------    ----------------


                       Assets
                        Cash                                                            $       438,566     $         7,035
                        Investment in subsidiary                                              8,235,638                   -
                        Other assets                                                                  -               8,705
                                                                                        ---------------     ---------------

                            Total assets                                                $     8,674,204     $        15,740
                                                                                        ===============     ===============

                        Other liabilities                                               $             -     $       133,797
                        Stockholders' equity (deficit)                                        8,674,204            (118,057)
                                                                                        ---------------     ---------------

                              Total liabilities and stockholders' equity (deficit)      $     8,674,204     $        15,740
                                                                                        ===============     ===============


                                                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                2001                2000
                                                                                         ---------------    ---------------


                    Expenses
                       Interest                                                          $        5,107      $        4,683
                       Other                                                                          -             118,157
                                                                                         --------------      --------------
                                                                                                  5,107             122,840
                                                                                         --------------      --------------

                           Loss before losses of subsidiary                                      (5,107)           (122,840)

                           Equity in losses of subsidiary                                      (521,160)                  -
                                                                                         --------------     ---------------

                    Net loss                                                             $     (526,267)    $      (122,840)
                                                                                         ==============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.          PARENT COMPANY FINANCIAL INFORMATION (Continued)


                                                     CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           2001                2000
                                                                                     ------------------  ------------------

                  OPERATING ACTIVITIES
                     Net loss                                                        $       (526,267)   $       (122,840)
                     Adjustments to reconcile net loss to net
                        cash used in operating activities:
                        Equity in losses of subsidiary                                        521,160                   -
                        Net other operating activities                                         (8,690)             18,480
                                                                                     ----------------   -----------------


                           Net cash used in operating activities                              (13,797)           (104,360)
                                                                                     ----------------   -----------------


                  INVESTING ACTIVITIES
                     Investment in subsidiary                                              (8,299,220)                  -
                     Purchase of premises and equipment                                             -              (5,000)
                                                                                     ----------------   -----------------


                           Net cash used in investing activities                           (8,299,220)             (5,000)
                                                                                     ----------------   -----------------


                  FINANCING ACTIVITIES
                     Proceeds from issuance of common stock                                 8,814,430                100
                     Stock offering costs                                                     (69,882)            (3,705)
                     Proceeds from line of credit                                             739,269             10,000
                     Repayment of line credit                                                (749,269)                 -
                     Proceeds from organizer advances                                          10,000            110,000
                                                                                     ----------------   ----------------


                           Net cash provided by financing activities                        8,744,548            116,395
                                                                                     ----------------   ----------------


                  Net increase in cash                                                        431,531              7,035

                  Cash at beginning of period                                                   7,035                  -
                                                                                     ----------------   ----------------


                  Cash at end of period                                              $        438,566   $          7,035
                                                                                     ================   ================

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         On April 12, 2001, we replaced the firm of Porter Keadle Moore, LLP, with Mauldin & Jenkins, LLC as our auditors effective as of that date. The decision to change accountants was approved by our board of directors.

         The report of Porter Keadle Moore, LLP on our financial statements did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. However, the report dated December 29, 2000 did state the company is in the organization stage and has not commenced operations, and that the company's future operations are dependent on obtaining capital through an initial stock offering and obtaining the necessary final regulatory approvals. The report stated that if the company is unable to raise a minimum of $7,750,000 and obtain final regulatory approvals, its ability to continue as a going concern would be doubtful.

         In connection with the audit of our financial statements for the period from April 4, 2000 through November 30, 2000, and in the subsequent interim period up until the date of replacement, there were no disagreements with Porter Keadle Moore, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Porter Keadle Moore, LLP, would have caused Porter Keadle Moore, LLP to make reference to the matter in their report. During the period from April 4, 2000 through November 30, 2000 and in the subsequent interim period, there were no "reportable events" to describe as specified in
Item 304(a)(1)(iv)(B) of Regulation S-B.

         A copy of the letter from Porter Keadle Moore, LLP stating whether it agrees with the above statements dated April 30, 2001, was filed as Exhibit 16.1 to the Report on Form 8-K/A filed May 1, 2001.

         On April 12, 2001, we engaged Mauldin & Jenkins, LLC as our independent auditors for the fiscal year ending December 31, 2001, to audit our financial statements. During the period preceding the engagement of Mauldin & Jenkins, we did not consult Mauldin & Jenkins on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


         The following sets forth certain information regarding our executive officers and directors as of March 22, 2002. Our articles of incorporation provide for a classified board of directors so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2002 annual meeting of shareholders, Class II at the 2003 annual meeting of shareholders, and Class III at the 2004 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

         Name                               Age               Position
         ----                               ---               --------
         Ken L. Barber                      47                President, Chief Executive Officer and Director
         Helen Barrios                      54                Director
         Fred D. Bentley, Jr.               46                Director
         Earl D Ehrhart, IV                 42                Vice Chairman, Director
         Phillip T. Homan                   57                Director
         Cheryl S. Moultrie                 49                Director
         John Wesley Rakestraw              44                Director
         Tom D. Richey                      55                Chief Financial Officer, Secretary
         Andrew Schival                     42                Director
         Charlie Watts                      57                Director
         Paul D. Wilkerson                  51                Director, Chairman of the Board
         R. Lynn Wilson                     51                Director


         Ken Barber, Class III director since February 6, 2001, is the president and chief executive officer of Georgian Bank and Sweetwater Financial Group. Mr. Barber has over 24 years banking experience in Georgia. Prior to joining

Sweetwater Financial Group, Mr. Barber served as president and chief executive officer of Citizens & Merchants State Bank in Douglasville, Georgia for 14 years. From 1976 to 1986, he served in various capacities for Wachovia Corporation, including vice president of commercial lending. Mr. Barber graduated from the State University of West Georgia with a business administration degree in 1976 and attended the University of Georgia Banking School from 1979 to 1981. Mr. Barber served on the Board of Directors of the Douglas County Chamber of Commerce for five years and was active in the Rotary Club for 14 years.

         Helen Barrios, Class I director since our inception in March 2000, has been the owner and president of Aztech Contracting, Inc., a construction services company located in Marietta, Georgia since 1989. Prior to her work with Aztech, Ms. Barrios served as an executive of IBM Corporation from 1977 to 1989. Ms. Barrios graduated from California State University, Long Beach, California with a B.A. degree in political science. She is a member of the American Institute of Constructors, the Georgia Hispanic Chamber of Commerce, the Cobb Chamber of Commerce, and the National Advisory Council, U.S. Small Business Administration. She also serves on the board of the Georgia Early Learning Initiative, the Cobb Workforce Investment Board, and the YWCA of Cobb County.

         Fred D. Bentley, Jr., Class I director since August 2000, is a partner in the law firm of Bentley, Bentley & Bentley, located in Marietta, Georgia. Mr. Bentley has practiced law for 20 years and is licensed in Georgia, Louisiana, and Texas. He currently serves as outside counsel for Cobb County and as city attorney for the City of Kennesaw. Mr. Bentley graduated from the University of Georgia with a degree in accounting in 1977 and Emory University School of Law in 1980. He serves as a trustee on the Kennesaw State University Foundation and as a member of the Executive Committee of the Marietta Cobb Museum of Art. Mr. Bentley was named as Honorary Consul General for the nation of The Gambia in West Africa and has been active in the Olympic movement on behalf of The Gambia and ANOCA.

         Earl Day Ehrhart, IV, Class I director since our inception in March 2000, and vice chairman of Sweetwater Financial Group, is the senior vice president of The Facility Group, Inc., an architectural and engineering firm located in Smyrna, Georgia. Mr. Ehrhart is currently serving his third term as the Minority Whip of the Georgia House of Representatives, and represents District 36, Powder Springs, Georgia. He is also a member of the Rules, Insurance, Banks and Banking and Ethics committees. Mr. Ehrhart received a B.A. degree in political science in 1980 from the University of Georgia. He is the State Chairman for the Georgia chapter of the American Legislative Exchange Council (ALEC) and is a member of the ALEC National Board. Mr. Ehrhart currently serves as a member of the National Republican Legislators Association, the West Cobb Rotary Club, and the Cobb County Chamber of Commerce.

         Phillip T. "Murray" Homan, Class II director since our inception in August 2000, has owned Sun Valley Beach, Inc., a recreational facility located in Cobb County, for the last 27 years. Mr. Homan has served on the Cobb Convention and Visitors Bureau for 10 years, four of those years as chairman, and the Cobb County Board of Zoning and Appeals and the Cobb County Planning Board for nine years. He has also served as a director and as president of the South Cobb division of the Cobb Chamber of Commerce, and was a former president of the National Swim and Recreation Association. Mr. Homan graduated from the Regional Leadership Institute in 1993. He is currently involved with numerous local civic organizations including the Powder Springs Business Association, Rotary International, Optimist Club, and the Red Cross.

         Cheryl Smith Moultrie, Class II director since our inception in March 2000, has over 20 years experience in public relations, marketing, and resource development, primarily directing major capital campaigns in private higher education. Ms. Moultrie has served as an executive director for the United Way in Starksville, Mississippi and as a vice president for resource development in Spartanburg, South Carolina. She received a B.F.A. in 1974 from Mississippi University for Women and continued her studies at the University of Mississippi, where she worked as director of a state grant through the University's office of Public Relations. Ms. Moultrie serves on the boards of the American Heart Association, Project Read (Literacy), Keep Cobb Beautiful, Cobb Symphony Orchestra, Center for Children and Young Adults, Atlanta History Center, State of Georgia Film Commission, and Southern Flair Magazine. In her role as a board member, she is an avid promoter and a successful fundraiser for the benefit of many community and metro-wide agencies and organizations.

         John Wesley Rakestraw, Class I Director since May 22, 2001, has been the president and chief executive officer of Raker Construction Co., LLC, a construction company specializing in general contracting, since 1985. Mr. Rakestraw is an active member of the Paulding County Water and Sewer Board. He is also a member of the Board of

Directors of the Paulding County Boys and Girls Club. Mr. Rakestraw was appointed in 2001, by Governor Roy Barnes, to the Georgia Technical Adult Education Board and he was also Paulding County's 2001 Business Leader of the Year.

         Tom D. Richey, has been the chief financial officer of our company and our bank since January 14, 2002. Mr. Richey graduated from Georgia Institute of Technology in 1971 with a B.S. degree in Industrial Management. He worked in various positions at the Federal Reserve Bank of Miami from 1971 to 1975 in the check clearing operations area, ultimately responsible as check clearing administrator for a three shift operation managing and accounting for the flow of checks through the facility. In 1975, Mr. Richey was employed by Citizens Bank in Douglasville, Georgia in the operations area and was promoted to senior vice president and cashier of the four branch bank. He was in charge of the non lending operations and all accounting for the bank which was purchased by SunTrust Bank (f.k.a. Trust Co. of Georgia) in late 1978. Mr. Richey left SunTrust in 1988 for a similar position at a newly formed Douglasville bank, Citizens & Merchants State Bank. Mr. Richey joined Georgian Bank on January 14, 2002. He is a 25 year member of the Douglas County Rotary Club and has served in almost all capacities including president.

         Andrew Schival, Class II director since September 2000, is owner and president of Andrew Schival CPA, CFP, PC. Mr. Schival is a member or partner of Beatty, Schival & Assoc., LLC, Schival, Beatty Building, LLC, and Homan Schival Properties. Mr. Schival has 15 years experience managing the engagements of multi-family property management companies including HUD and FmHA insured complexes. He received a B.A. degree in business administration from Georgia State University. Mr. Schival is a member of the American Institute of Certified Public Accountants, the Georgia Society of Certified Public Accountants, the Cobb County Chamber of Commerce, and the North Fulton Chamber of Commerce.

         L. Charles Watts, Class III director since October 2000, founded W&W Financial Supplies in 1980, which sells banking supplies throughout Georgia. From 1973 to 1980, Mr. Watts served as executive vice president of Citizens Bank in Dallas, Georgia. He served as state representative to the Georgia House of Representatives from 1982 to 1996. During his tenure in the House, Mr. Watts served as chairman of the Banks and Banking Committee and as a member of the Appropriations and Rules Committee. Mr. Watts has also served on the board of First Federal Savings of Paulding County. Mr. Watts is currently involved with real estate development ventures in Paulding County. Mr. Watts received an A.A. degree from Clarke Memorial Jr. College in Newton, Mississippi.

         Paul David Wilkerson, Class III director since our inception in March 2000, and chairman of the board of Sweetwater Financial Group, is the president and chief executive officer of Wilkerson Packaging Co., Inc., founded in 1982 in Atlanta, Georgia. Mr. Wilkerson is also the president and a partner of Spirit Car Wash and Lube Center, Inc. in Hiram, GA. Mr. Wilkerson attended West Georgia College, Dekalb College and Georgia State University. He is an Armed Forces Veteran who served during the Vietnam era. Mr. Wilkerson has served on the boards of various youth organizations, is trustee of Clarkdale United Methodist, and is a member of the U.S. and Georgia Chambers of Commerce.

         R. Lynn Wilson, Class III director since our inception in March 2000, and is the owner and president of Lick Log Properties, Inc., a real estate investment company, and Wilson Air Conditioning Service. Mr. Wilson is also a partner in G.W. Investments, a real estate investment partnership. All of Mr. Wilson's businesses are located in Powder Springs, Georgia. Mr. Wilson attended Southern Polytechnic State College and West Georgia College. He currently serves as a director of the Conditioned Air Association of Georgia and the West Georgia Conditioned Air Association, and is a member of the Refrigeration Service Engineers Society and the Air Conditioning Contractors of America. Mr. Wilson is an active member of the Cobb, Douglas, and Paulding Chambers of Commerce.

Item 10.  Executive Compensation

         The following table shows the cash compensation we paid to our Chief Executive Officer and President for the year ended December 2001. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2001.


                                                                                                 Long Term
                                                             Annual Compensation            Compensation Awards
                                                     -----------------------------------   -----------------------
                                                                                                  Number of
                                                                            Other Annual         Securities
Name and Principal Position               Year       Salary       Bonus     Compensation      Underlying Options
----------------------------              ----       ------       -----     ------------      ------------------

Kenneth L. Barber                         2001     $ 145,833     $  --        $  7,800              85,500
     President and Chief Executive
Officer of the Company and
     the Bank


Options Grants In Last Fiscal Year

         The following table sets forth information concerning the warrant to purchase shares of our common stock that Mr. Barber is entitled to receive as of December 31, 2001.

                                      Percent of
                         Number of   Total Options
                         Securities   Granted to
                         Underlying  Directors and    Exercise or
                          Options    Employees in     Base Price     Expiration
                        Granted (#)* Fiscal Year**      ($/SH)          Date
                        -----------  ------------   -------------  ------------

Ken L. Barber...........   85,500        25.52%        $ 10.00          2011

-----------------------------
* Mr. Barber's warrant to purchase 85,500 shares vests equally over a three year period beginning November 14, 2002.
** As of December 31, 2001, our directors and employees were entitled to receive 335,000 warrants.

Aggregated Option Exercise and Year-end Option Values

         During 2001, none of the named executives exercised stock options. The following table provides information regarding the value of all unexercised warrants held by Mr. Barber at December 31, 2001.

                                   Number of Unexercised Securities            Value of Unexercised In-the-Money
                              Underlying Options at Fiscal year End (#)        Options at Fiscal Year End ($)(1)
                             -------------------------------------------   -------------------------------------
Name                            Exercisable           Unexercisable            Exercisable          Unexercisable
----                            -----------           -------------            -----------          -------------
Ken L. Barber                           0                 85,500           $         0          $         0

1. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock. We are not aware of any trades following the termination of the offering in which we sold shares for $10.00 per share.

Employment Agreements

         Kenneth L. Barber We have entered into an employment agreement with Kenneth L. Barber for a five-year term which is extended automatically at the end of the five years for successive three-year terms, pursuant to which he serves as the president, chief executive officer, and a director of both our company and our subsidiary bank. Mr. Barber is paid an initial salary of $175,000, plus his yearly medical insurance premium. He receives an annual increase in his salary equal to a minimum of 3% per year. The board of directors may increase Mr. Barber's salary above this level, but not below it. He is entitled to receive a one time bonus of 6% of his salary when the bank has achieved cumulative profitability for three consecutive months. He is eligible to receive a bonus equal to up to 50% of his base salary based on profitability and earnings growth of the bank. He is eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. As soon thereafter as an appropriate stock option plan is adopted by the company, Mr. Barber will be granted options to purchase 32,500 shares of common stock which includes 2,500 from the completion of his first year of employment. These options will vest over a five-year period and will have a term of ten years. Additionally, Mr. Barber will participate in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy and an accident liability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

         Mr. Barber's employment agreement also provides that following termination of his employment and for a period of 12 months thereafter, he may not (a) compete with the company, the bank, or any of its affiliates by, directly or indirectly, forming, serving as an organizer, director or officer of, or consultant to, or acquiring or maintaining more than 1% passive investment in, a depository financial institution or holding company thereof if such depository institution or holding company has one or more offices or branches within radius of thirty miles from the main office of the company or any branch office of the company, (b) solicit major customers of the bank for the purpose of providing financial services, or (c) solicit employees of the bank for employment. If Mr. Barber terminates his employment for good cause as that term is defined in the employment agreement or if he is terminated following a change in control of the bank as defined in the agreement, he will be entitled to severance compensation of his then current monthly salary for a period of 24 months, plus all compensation and benefits listed in his employment agreement for the 24 month period.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 22, 2002. In addition, each organizer is entitled to receive a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that organizer in the offering, or 324,000 shares. The warrants, which will be represented by separate warrant agreements, vest on each of the first three anniversaries of the bank's opening for business and will be exercisable in whole or in part during the ten year period following that date.

                                                  Amount and Nature of          Percentage of
                                                Beneficial Ownership(1)            Class
                        Name                    -----------------------         --------------
                        ----
       Ken L. Barber.......................             85,500                       9.1%
       Helen Barrios.......................             17,500                       1.9%
       Fred D. Bentley, Jr.................             40,000                       4.3%
       Earl D. Ehrhart, IV.................             10,400                       1.1%
       Phillip T. Homan....................             10,000                       1.1%
       Cheryl S. Moultrie..................             35,000                       3.7%
       John Wesley Rakestraw...............             10,000                       1.1%
       Andrew Schival......................             12,000                       1.3%
       Charlie Watts.......................             28,000                       3.0%
       Paul D. Wilkerson...................             25,600                       2.7%
       R. Lynn Wilson......................             50,000                       5.3%

       All directors and executive officers            324,000                       34.6%
       as a group (12 persons)

(1)   Includes shares for which the named person:
      o  has sole voting and investment power,
      o has shared voting and investment power with a spouse or other person, or
      o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

The table does not include shares that may be acquired by exercising options or warrants because no options or warrant are exercisable within the next 60 days.

Item 12.  Certain Relationships and Related Transactions

         We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy that these transactions be on substantially the same terms ( including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

         We have engaged the law firm of Bentley, Bentley & Bentley located in Marietta, Georgia to provide legal services to Sweetwater Financial Group. Fred
D. Bentley, Jr. who is an organizer and a director of Sweetwater Financial Group, is a partner in the law firm. Fred D. Bentley, Jr. served as legal counsel to Sweetwater Financial Group until he accepted an invitation from the group to become a director. Since our inception, we have paid Bentley, Bentley & Bentley approximately $ 24,927 in legal fees. The law firm continues to represent Sweetwater Financial Group.

         One of our organizers, Lynn Wilson, is a partner in GW Investments. GW Investments entered into a contract with Sweetwater Financial Group for the sale of a tract of land consisting of approximately 1.6 acres for the site of the main office of Georgian Bank. We purchased the property through the issuance of 45,000 shares of our common stock and the payment of cash in the amount of $280,769. Mr. Wilson also received a warrant to purchase 45,000 shares in connection with this transaction. We obtained a certified appraisal of the property by an MAI appraiser, who appraised the property at $760,000, and a second certified appraisal of $775,000.

Item 13.   Exhibits, List and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

      3.1         Articles of Incorporation of the Company (incorporated by
                  reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1 File No. 333-53536).
      3.2         Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
      4.1         See Exhibits 3.1 and 3.2 for provisions of the Articles of
                  Incorporation and Bylaws defining the rights of holders of
                  Common Stock of the Company (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
      4.2         Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
     10.1         Employment Agreement between the Company and Caric Martin
                  dated August 11, 2000 (incorporated by reference to Exhibit
                  10.1 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.2         Escrow Agreement between the Company and The Bankers Bank
                  dated December 11, 2000 (incorporated by reference to Exhibit
                  10.2 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.3         Line of Credit Promissory Note between the Company with The
                  Bankers Bank dated November 14, 2000 (incorporated by
                  reference to Exhibit 10.3 of the Company's Registration
                  Statement on Form S-1 File No. 333-53536).
     10.4         Agreement between the Company and Bank Resources, Inc, dated
                  April 4, 2000 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 File No.
                  333-53536).
     10.5         Purchase Agreement between the Company and G.W. Investments dated September 8, 2000 (incorporated by reference to Exhibit
                  10.5 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.6         Agreement between the Company and Spectrum Financial Systems,
                  Inc. dated October 18, 2000 (incorporated by reference to
                  Exhibit 10.6 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
     10.7         Employment Agreement between the Company and Kenneth L. Barber dated February 27, 2001 (incorporated by reference to Exhibit
                  10.7 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.8         Letter Agreement for Voluntary Resignation and Reemployment
                  dated February 6, 2001 (incorporated by reference to Exhibit
                  10.8 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     16.1         Letter of Porter Keadle Moore, LLP dated April 30, 2001 to the
                  Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed on May 1,
                  2001)
     21           Subsidiaries of the Company
     24.1         Power of Attorney (filed as part of the signature page).


(b)      Reports on Form 8-K

         The company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SWEETWATER FINANCIAL GROUP, INC.


Date:   March 22, 2002                    By:  /s/ Kenneth L. Barber
       -------------------------          -----------------------------------
                                          Kenneth L. Barber
                                          President and Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth L. Barber and Tom D. Richey as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


Signatures                                            Title                                     Date
----------                                            -----                                     ----

/s/ Kenneth L. Barber
--------------------------------------------------
Kenneth L. Barber                                     President and Chief Executive             March 22, 2002
                                                      Officer (principal executive officer)

/s/ Tom D. Richey
--------------------------------------------------
Tom D. Richey                                         Chief Financial  Officer,  (principal     March 22, 2002
                                                      accounting  and  financial  officer),
                                                      Secretary

/s/ Helen Barrios
--------------------------------------------------
Helen Barrios                                         Director                                  March 22, 2002


/s/ Fred Bentley, Jr.
--------------------------------------------------
Fred Bentley, Jr.                                     Director                                  March 22, 2002


/s/ Early Day Ehrhart, IV
--------------------------------------------------
Earl Day Ehrhart, IV                                  Vice Chairman, Director                   March 22, 2002

/s/ Phillip T. Homan
--------------------------------------------------
Phillip T. Homan                                      Director                                  March 22, 2002

/s/ Cheryl Moultrie
--------------------------------------------------
Cheryl Moultrie                                       Director                                  March 22, 2002




/s/ John Wesley Rakestraw                             Director                                  March 22, 2002
--------------------------------------------------
John Wesley Rakestraw

/s/ Andrew Schival
--------------------------------------------------
Andrew Schival                                        Director                                  March 22, 2002


/s/ L. Charles Watts
--------------------------------------------------
L. Charles Watts                                      Director                                  March 22, 2002


/s/ Paul D. Wilkerson
--------------------------------------------------
Paul D. Wilkerson                                     Chairman, Director                        March 22, 2002


/s/ R. Lynn Wilson
--------------------------------------------------
R. Lynn Wilson                                        Director                                  March 22, 2002

                                  EXHIBIT INDEX

Exhibit
Number                     Description
--------                   -----------

      3.1         Articles of Incorporation of the Company (incorporated by
                  reference to Exhibit 3.1 of the Company's Registration
                  Statement on Form S-1 File No. 333-53536).
      3.2         Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
      4.1         See Exhibits 3.1 and 3.2 for provisions of the Articles of
                  Incorporation and Bylaws defining the rights of holders of
                  Common Stock of the Company (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
      4.2         Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
     10.1         Employment Agreement between the Company and Caric Martin
                  dated August 11, 2000 (incorporated by reference to Exhibit
                  10.1 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.2         Escrow Agreement between the Company and The Bankers Bank
                  dated December 11, 2000 (incorporated by reference to Exhibit
                  10.2 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.3         Line of Credit Promissory Note between the Company with The
                  Bankers Bank dated November 14, 2000 (incorporated by
                  reference to Exhibit 10.3 of the Company's Registration
                  Statement on Form S-1 File No. 333-53536).
     10.4         Agreement between the Company and Bank Resources, Inc, dated
                  April 4, 2000 (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 File No.
                  333-53536).
     10.5         Purchase Agreement between the Company and G.W. Investments dated September 8, 2000 (incorporated by reference to Exhibit
                  10.5 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.6         Agreement between the Company and Spectrum Financial Systems,
                  Inc. dated October 18, 2000 (incorporated by reference to
                  Exhibit 10.6 of the Company's Registration Statement on Form
                  S-1 File No. 333-53536).
     10.7         Employment Agreement between the Company and Kenneth L. Barber dated February 27, 2001 (incorporated by reference to Exhibit
                  10.7 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     10.8         Letter Agreement for Voluntary Resignation and Reemployment
                  dated February 6, 2001 (incorporated by reference to Exhibit
                  10.8 of the Company's Registration Statement on Form S-1 File
                  No. 333-53536).
     16.1         Letter of Porter Keadle Moore, LLP dated April 30, 2001 to the
                  Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A filed on May 1,
                  2001)
     21           Subsidiaries of the Company
     24.1         Power of Attorney (filed as part of the signature page).