Form 10QSB
period 2002-03-31
SWEETWATER FINANCIAL GROUP INC
filed 2002-05-13
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    March 31, 2002
                                            -------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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


                  3270 Florence Road, Powder Springs, GA 30127
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 943-1400
                               -------------------
                           (Issuer's telephone number)

                                       N/A
        ----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
    --           --


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2002: 938,453; $.01 par value.

Transitional Small Business Disclosure Format    Yes              No  X
                                                     --               --

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX


                                                                           Page

Part I.  Financial Information

Item 1.       Financial Statements (unaudited)..............................3-6

Item 2.       Management's Discussion and Analysis or Plan of Operation ...7-12


Part II  Other Information

Item 1.       Legal Proceedings..............................................13

Item 2.       Changes in Securities and Use of Proceeds......................13

Item 3.       Defaults Upon Senior Securities................................13

Item 4.       Submission of Matters to a Vote of Security Holders............13

Item 5.       Other Information..............................................13

Item 6.       Exhibits and Reports on Form 8-K...............................13

Signatures        ...........................................................14

Part I - Financial Information

Item 1 - Financial Statements

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)


                                      Assets                                               2002              2001
                                                                                      -------------     ------------

Cash and due from banks                                                              $      625,961    $    288,419
Federal funds sold                                                                        2,038,000       6,264,000
Securities available-for-sale, at fair value                                                996,094         502,578

Loans                                                                                    17,291,776       5,454,073
Less allowance for loan losses                                                              182,000          55,000
                                                                                     -------------- ---------------
          Loans, net                                                                     17,109,776       5,399,073

Premises and equipment                                                                    2,478,752       1,661,687
Other assets                                                                                221,342         101,190
                                                                                     -------------- ---------------

          Total assets                                                               $   23,469,925    $ 14,216,947
                                                                                     ============== ===============

                        Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing                                                              $    1,894,742    $    401,037
    Interest-bearing                                                                     13,096,473       5,085,256
                                                                                     -------------- ---------------
          Total deposits                                                                 14,991,215       5,486,293
Other borrowings                                                                             38,859          42,620
Other liabilities                                                                            23,221          13,830
                                                                                     -------------- ---------------
          Total liabilities                                                              15,053,295       5,542,743
                                                                                     -------------- ---------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                              -               -
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 938,453 shares issued and outstanding                                     9,385           9,385
    Capital surplus                                                                       9,311,348       9,311,348
    Accumulated deficit                                                                   (900,197)       (649,107)
    Accumulated other comprehensive income (loss)                                           (3,906)           2,578
                                                                                     -------------- ---------------
          Total stockholders' equity                                                      8,416,630       8,674,204
                                                                                     -------------- ---------------

          Total liabilities and stockholders' equity                                 $   23,469,925    $ 14,216,947
                                                                                     ============== ===============



The accompanying notes are an integral part of these financial statements.


                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                       Three Months                    Three Months
                                                                      Ended March 31,                  Ended March 31,
                                                                             2002                            2001
                                                                   -----------------                 -----------------
Interest income
    Loans                                                          $        235,793                   $              -
    Taxable securities                                                        8,104                                  -
    Federal funds sold                                                       12,479                                  -
                                                                    ---------------                   ----------------
          Total interest income                                             256,376                                  -
                                                                    ---------------                   ----------------


Interest expense
    Deposits                                                                 51,230                                  -
    Other borrowings                                                              -                              4,200
                                                                    ---------------                   ----------------
                                                                             51,230                              4,200
                                                                    ---------------                   ----------------

          Net interest income (expense)                                     205,146                             (4,200)
Provision for loan losses                                                   127,000                                  -
                                                                    ---------------                   ----------------
          Net interest income (expense)
             after provision for loan losses                                 78,146                             (4,200)
                                                                    ---------------                   ----------------

Other income
    Service charges on deposit accounts                                       2,357                                  -
    Other operating income                                                    4,534                                  -
                                                                    ---------------                   ----------------
          Total other income                                                  6,891                                  -
                                                                    ---------------                   ----------------
Other expenses
    Salaries and employee benefits                                          222,899                             53,419
    Equipment and occupancy expenses                                         23,902                              8,613
    Data processing expenses                                                 28,936                                  -
    Professional fees                                                        13,505                             41,804
    Other operating expenses                                                 46,885                             17,346
                                                                    ---------------                  -----------------
          Total other expenses                                              336,127                            121,182
                                                                    ---------------                  -----------------

     Loss before income taxes                                              (251,090)                          (125,382)

Income taxes                                                                      -                                  -
                                                                    ---------------                  ------------------
     Net loss                                                              (251,090)                          (125,382)
                                                                    ---------------                  -----------------
Other comprehensive loss:
   Unrealized losses on securities
      available for sale arising during period                               (6,484)                                 -
                                                                    ---------------                  -----------------
         Comprehensive loss                                        $       (257,574)                 $        (125,382)
                                                                    ===============                  =================

Basic and diluted losses per share                                 $           (.27)                 $         (12,538)
                                                                    ===============                  =================
Cash dividends per share                                           $              -                  $               -
                                                                    ===============                  =================


The accompanying notes are an integral part of these financial statements.


                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                       Three Months            Three Months
                                                                                          Ended                    Ended
                                                                                        March 31,                March 31,
                                                                                            2002                    2001
                                                                                 ---------------------      ---------------------


OPERATING ACTIVITIES
    Net loss                                                                     $           (251,090)      $          (125,382)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                           13,395                     1,088
        Provision for loan losses                                                             127,000                         -
        Increase in interest receivable                                                       (37,442)                        -
        Increase in interest payable                                                           12,991                         -
        Net other operating activities                                                        (90,071)                    6,686
                                                                                 --------------------       -------------------
              Net cash used in operating activities                                          (225,217)                 (117,608)
                                                                                 --------------------       -------------------

INVESTING ACTIVITIES
    Purchase of securities available for sale                                                (500,000)                        -
    Net increase in loans                                                                 (11,837,703)                        -
    Purchase of premises and equipment                                                       (830,460)                  (22,214)
                                                                                 --------------------       -------------------
              Net cash used in investing activities                                       (13,168,163)                  (22,214)
                                                                                 --------------------       -------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                9,504,922                         -
    Proceeds from line of credit                                                                    -                   135,000
    Advances from organizers                                                                        -                    10,000
                                                                                 --------------------       -------------------
              Net cash provided by financing activities                                     9,504,922                   145,000
                                                                                 --------------------       -------------------

Net increase (decrease) in cash and cash equivalents                                       (3,888,458)                    5,178

Cash and cash equivalents at beginning of period                                            6,552,419                     7,035
                                                                                 --------------------       -------------------

Cash and cash equivalents at end of period                                       $          2,663,961       $            12,213
                                                                                 ====================       ===================


The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION


                  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

                  The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPEMENTS

                  There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


NOTE 3.  LOSSES PER SHARE

                  Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of March 31, 2002 and 2001 were 938,453 and 10, respectively.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors, which have affected our financial position and operating results and those of our subsidiary, Georgian Bank, during the periods included in the accompanying financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption "Management's Discussion and Analysis or Plan of Operation" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Sweetwater Financial Group, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers, who may be either depositors desiring to withdraw funds or borrowers requiring loan proceeds. This is accomplished by monitoring and managing the balances and maturities of our loans and deposits in such a way that our cash in vaults, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation  (Continued)


Both we and the regulatory authorities monitor the liquidity of the our bank on a periodic basis. We have a limited historical reference for seasonal or other related demands on our liquidity due to our commencing operations on November 14, 2001. However, we believe the liquidity of our subsidiary bank as of March 31, 2002 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2002. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for the us and the Bank as of March 31, 2002 are as follows:

                                                                 Actual
                                                    ------------------------------

                                             Sweetwater
                                              Financial         Georgian             Regulatory
                                             Group, Inc.          Bank              Requirements
                                             ----------         ---------           ------------
     Leverage capital ratio                     48.34%              45.83%                 5.00%
     Risk-based capital ratios:
     Core capital                               40.67               38.56                  6.00
     Total capital                              41.55               39.44                 10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2002, we had issued commitments to extend credit of $10,574,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at March 31, 2002, were approximately $23,470,000. During the three month period ended March 31, 2002, we originated approximately $11,838,000 in loans. Our loan to deposit ratio was 115% as of March 31, 2002 as compared to 99% at December 31, 2001. Funding for these loans was provided by new deposits totaling $9,505,000 and the use of $4,226,000 in federal funds sold during the three-month period ending March 31, 2002. A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank due to the fact that our initial capital base also serves as a funding vehicle.

We hold funds raised in excess of loan and other operational demands primarily in investment securities and overnight federal funds sold. As of March 31, 2002, we had $2,038,000 in overnight federal funds sold and $996,000 in investment securities. We expect to continue to purchase investment securities as the loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued strong growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories and seek to maintain a proper mix of types, maturities, and interest rates, although the mix during the early stages of our growth will not necessarily reflect the mix once our growth begins to stabilize. We believe that our current capital level and liquidity is adequate to maintain the current growth of the Bank.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation (Continued)

As of March 31, 2002, we were in process of constructing our permanent banking facility. Construction costs in process totaled approximately $1,515,000 as of March 31, 2002 and the total remaining expected costs of the project are $583,000. We expect to occupy our permanent banking facility during the second quarter of 2002.

Other borrowings consist of a note for the purchase of an automobile with zero percent financing terms. The note is payable in 36 equal monthly payments of $1,254 and matures on October 31, 2004.

Our capital decreased to $8,417,000 as of March 31, 2002 as compared to $8,674,000 as of December 31, 2001. The decrease is due to a net loss for the three months ended March 31, 2002 of $251,000, in addition to unrealized losses in the securities portfolio of $6,000 for the same period.


Results of Operations for the Three Months Ended March 31, 2002 and 2001

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the bank's provision for loan losses.

Net loss for the three-month period ended March 31, 2002 was ($251,000). Net interest income for the three months ended March 31, 2002, was $205,000, which resulted in a net interest margin for the three month period ended March 31, 2002 of 5.52%.

Net loss for the three-month period ended March 31, 2001 was $(125,000). We commenced operations on November 14, 2001. Therefore, from January 1, 2001 to March 31, 2001, we were still in the development stage. Pre-opening expenses incurred from January 1, 2001 to November 14, 2001 consisted primarily of salaries and personnel expenses and other costs related to opening the Bank.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The provision for loan losses was $127,000 for the three-month period ended March 31, 2002. The allowance for loan losses as a percentage of total loans was 1.05% as of March 31, 2002 compared to 1.01% at December 31, 2001. As of March 31, 2002, no loans had been charged-off since inception.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation (Continued)

Information with respect to non-accrual, past due and restructured loans at March 31, 2002 and 2001 is as follows:

                                                                                                    March 31,
                                                                                       ------------------------------------
                                                                                             2002               2001
                                                                                       -----------------   ----------------
                                                                                             (Dollars in Thousands)
                                                                                       ------------------------------------

Non-accrual loans                                                                      $            -0-    $           -0-
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         -0-                -0-
Restructured loans                                                                                  -0-                -0-
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      -0-                -0-
Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                                                      -0-                -0-
Interest income that was recorded on non-accrual and restructured loans                             -0-                -0-


It is our policy to discontinue the accrual of interest income when, in our opinion, collection of interest becomes doubtful. We will generally discontinue the accrual of interest income when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which we reasonably expect will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which we are aware of any information which causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation (Continued)


Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                       ----------------------------------
                                                                                             2002               2001
                                                                                       ----------------   ---------------
                                                                                             (Dollars in Thousands)
                                                                                       ----------------------------------

Average amount of loans outstanding                                                    $         11,230  $           -0-
                                                                                       ================  ===============

Balance of allowance for loan losses at beginning of period                            $             55  $           -0-
                                                                                       ----------------  ---------------

Loans charged off
   Commercial and financial                                                                         -0-              -0-
   Real estate mortgage                                                                             -0-              -0-
   Installment                                                                                      -0-              -0-
                                                                                       ----------------  ---------------
                                                                                                    -0-              -0-
                                                                                       ----------------  ---------------

Loans recovered
   Commercial and financial                                                                         -0-              -0-
   Real estate mortgage                                                                             -0-              -0-
   Installment                                                                                      -0-              -0-
                                                                                       ----------------  ---------------
                                                                                                    -0-              -0-
                                                                                       ----------------  ---------------

Net charge-offs                                                                                     -0-              -0-
                                                                                       ----------------  ---------------

Additions to allowance charged to operating expense during period                                   127              -0-
                                                                                       ----------------  ---------------

Balance of allowance for loan losses at end of period                                  $            182  $           -0-
                                                                                       ================  ===============

Ratio of net loans charged off during the period to
   average loans outstanding                                                                         0%               0%
                                                                                       ================  ===============


Other income was equal to approximately $7,000 for the three months ended March 31, 2002 due to service charges on deposit accounts and other miscellaneous income.

Other expenses increased by $215,000 for the three months ended March 31, 2002, as compared to the same period in 2001 due primarily to increased salaries, additional depreciation and occupancy expenses associated with fixed assets and other items related to the beginning of banking operations. Our bank did not commence operations until November 14, 2001, and the Bank was still in organization as of March 31, 2001. The number of full time equivalent employees increased to 13 at March 31, 2002 from 12 at December 31, 2001.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2002 and 2001, because of operating losses incurred to date.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation (Continued)

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      No reports on Form 8-K were filed during the quarter ended
         March 31, 2002.

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SWEETWATER FINANCIAL GROUP, INC.
                                      (Registrant)



Date:           May 10, 2002          /s/  Kenneth L. Barber
       -----------------------        ------------------------------------
                                      Kenneth L. Barber
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date:          May 10, 2002           /s/ Tom D. Richey
       -----------------------        ------------------------------------
                                      Tom D. Richey
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)