Form 10QSB
period 2002-06-30
SWEETWATER FINANCIAL GROUP INC
filed 2002-08-14
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2002
                                                ---------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from          to
                                            --------    --------

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


                  3270 Florence Road, Powder Springs, GA 30127
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (770) 943-1400
                                 --------------
                           (Issuer's telephone number)

                                       N/A
  ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2002: 938,453; $.01 par value.

Transitional Small Business Disclosure Format    Yes            No    X
                                                     -----          -----

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX


                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.    Financial Statements (unaudited).................................3-6

Item 2.    Management's Discussion and Analysis or Plan of Operation ......7-12


Part II  Other Information

Item 1.    Legal Proceedings.................................................13

Item 2.    Changes in Securities and Use of Proceeds.........................13

Item 3.    Defaults Upon Senior Securities...................................13

Item 4.    Submission of Matters to a Vote of Security Holders...............13

Item 5.    Other Information.................................................13

Item 6.    Exhibits and Reports on Form 8-K..................................14

Signatures     ..............................................................15

Part I - Financial Information
Item 1 - Financial Statements

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                Assets
                                ------                                2002              2001
                                                                --------------     -------------

Cash and due from banks                                         $    1,128,935     $     288,419
Federal funds sold                                                   2,420,000         6,264,000
Securities available-for-sale, at fair value                         1,205,891           502,578

Loans                                                               29,540,228         5,454,073
Less allowance for loan losses                                         312,000            55,000
                                                                --------------     -------------
          Loans, net                                                29,228,228         5,399,073

Premises and equipment                                               3,149,391         1,661,687
Other assets                                                           284,557           101,190
                                                                --------------     -------------

          Total assets                                          $   37,417,002     $  14,216,947
                                                                ==============     =============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits
    Noninterest-bearing                                         $    2,216,297     $    401,037
    Interest-bearing                                                26,912,718        5,085,256
                                                                --------------     ------------
          Total deposits                                            29,129,015        5,486,293
Other borrowings                                                        35,099           42,620
Other liabilities                                                       30,175           13,830
                                                                --------------     ------------
          Total liabilities                                         29,194,289        5,542,743
                                                                --------------     ------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                         -                -
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 938,453 shares issued and outstanding                9,385            9,385
    Capital surplus                                                  9,311,348        9,311,348
    Accumulated deficit                                             (1,102,395)        (649,107)
    Accumulated other comprehensive income                               4,375            2,578
                                                                --------------     ------------
          Total stockholders' equity                                 8,222,713        8,674,204
                                                                --------------     ------------

          Total liabilities and stockholders' equity            $   37,417,002     $ 14,216,947
                                                                ==============     ============


The accompanying notes are an integral part of these financial statements.


                                              SWEETWATER FINANCIAL GROUP, INC.
                                                       AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                         (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                          Three Months           Three Months           Six Months            Six Months
                                          Ended June 30,         Ended June 30,        Ended June 30,        Ended June 30,
                                              2002                   2001                  2002                  2001
                                        --------------------- --------------------  -------------------    ---------------------
Interest income
    Loans                               $         459,478     $                -    $          695,271     $                 -
    Taxable securities                             12,429                      -                20,533                       -
    Federal funds sold                              3,513                      -                15,992                       -
    Other investments                                   -                 22,213                     -                  22,213
                                        -------------------   --------------------  --------------------   ---------------------
          Total interest income                   475,420                 22,213               731,796                  22,213
                                        -------------------   --------------------  --------------------   ---------------------
Interest expense
    Deposits                                      157,172                      -               208,402                       -
    Other borrowings                                  931                  8,482                   931                  12,682
                                        -------------------   --------------------  --------------------   ---------------------
          Total interest expense                  158,103                  8,482               209,333                  12,682
                                        -------------------   --------------------  --------------------   ---------------------

          Net interest income                     317,317                 13,731               522,463                   9,531
Provision for loan losses                         130,000                      -               257,000                       -
                                        -------------------   --------------------  --------------------   ---------------------
          Net interest income
            after provision for
            loan losses                           187,317                 13,731               265,463                   9,531
                                        -------------------   --------------------  --------------------   ---------------------
Other income
    Service charges on deposit accounts             6,761                      -                 9,118                       -
    Other operating income                          2,509                      -                 7,043                       -
                                        -------------------   --------------------  --------------------   ---------------------
          Total other income                        9,270                      -                16,161                       -
                                        -------------------   --------------------  --------------------   ---------------------

Other expenses
    Salaries and employee benefits                244,039                 79,236               466,938                 132,655
    Equipment and occupancy expenses               36,630                  9,300                60,532                  17,913
    Data processing fees                           26,883                    -                  55,819                       -
    Professional fees                              12,432                 12,423                25,937                  54,227
    Other operating expenses                       78,802                  8,367               125,687                  25,713
                                        -------------------   --------------------  --------------------   ---------------------
          Total other expenses                    398,786                109,326               734,913                 230,508
                                        -------------------   --------------------  --------------------   ---------------------

     Loss before income taxes                    (202,199)               (95,595)             (453,289)               (220,970)
Income taxes                                            -                      -                     -                       -
                                        -------------------   --------------------  --------------------   ---------------------
     Net loss                                    (202,199)               (95,595)             (453,289)               (220,970)
                                        -------------------   --------------------  --------------------   ---------------------

Other comprehensive income:
   Unrealized gains on securities
      available for sale arising
      during period                                 8,281                      -                 1,797                       -
                                        -------------------   --------------------  --------------------   ---------------------
         Comprehensive loss             $         193,918     $          (95,595)    $        (451,492)    $          (220,977)
                                        ===================   ====================  ====================   =====================

Basic and diluted losses per share      $           (0.21)    $           (9,559)    $           (0.48)    $           (22,098)
                                        ===================   ====================  ====================   =====================

Cash dividends per share                $               -     $                -     $               -     $                 -
                                        ===================   ====================  ====================   =====================
The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                                                        Six Months              Six Months
                                                                                          Ended                    Ended
                                                                                         June 30,                June 30,
                                                                                           2002                    2001
                                                                                 --------------------      --------------------

OPERATING ACTIVITIES
    Net loss                                                                     $          (453,289)     $           (220,977)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                          32,278                     3,369
        Provision for loan losses                                                            257,000                         -
        Increase in interest receivable                                                     (101,268)                        -
        Increase in interest payable                                                          24,345                         -
        Net other operating activities                                                       (90,098)                  (26,510)
                                                                                 -------------------      --------------------
              Net cash used in operating activities                                         (331,032)                 (244,118)
                                                                                 -------------------      --------------------

INVESTING ACTIVITIES
    Purchase of securities available for sale                                               (701,516)                        -
    Net increase in loans                                                                (24,086,155)                        -
    Purchase of premises and equipment                                                    (1,519,982)                 (326,506)
                                                                                 -------------------       --------------------
              Net cash used in investing activities                                      (26,307,653)                 (326,506)
                                                                                 -------------------       --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                              23,642,722                         -
    Proceeds from line of credit                                                                   -                   567,269
    Advances from organizers                                                                       -                    10,000
    Repayment of other borrowings                                                             (7,521)                        -
    Increase in deferred stock offering costs                                                      -                   (10,892)
                                                                                 -------------------       --------------------
              Net cash provided by financing activities                                   23,635,201                   566,377
                                                                                 -------------------       --------------------

Net decrease in cash and cash equivalents                                                 (3,003,484)                   (4,247)

Cash and cash equivalents at beginning of period                                           6,552,419                     6,935
                                                                                 -------------------       --------------------

Cash and cash equivalents at end of period                                       $         3,548,935       $             2,688
                                                                                 ===================       ====================

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

         The results of operations for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.


NOTE 3.  LOSSES PER SHARE

         Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding during the three and six month periods ended June 30, 2002 and 2001 were 938,453 and 10, respectively.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1.  Financial Information
Part II. Management's Discussion and Analysis or Plan of Operation

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Georgian Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

   o     the effects of future economic conditions;
   o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
   o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
   o     our ability to control costs, expenses, and loan delinquency rates; and
   o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed in our annual report on Form 10-KSB.

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

                SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1.  Financial Information
Part II. Management's Discussion and Analysis or Plan of Operation  (Continued)


Both we and the regulatory authorities monitor the liquidity of the our bank on a periodic basis. We have a limited historical reference for seasonal or other related demands on our liquidity due to our commencing operations on November 14, 2001. However, we believe the liquidity of our subsidiary bank as of June 30, 2002 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2002. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward. We will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios for us and the bank as of June 30, 2002 are as follows:

                                                      Actual
                                                      ------

                                        Sweetwater
                                         Financial    Georgian      Regulatory
                                        Group, Inc.     Bank       Requirements
                                        -----------   --------     ------------

     Leverage capital ratio                27.79%       26.41%          5.00%
     Risk-based capital ratios:
     Core capital                          24.26        23.06           6.00
     Total capital                         25.18        23.98          10.00

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $14,006,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at June 30, 2002, were approximately $37,417,000. During the six month period ended June 30, 2002, we originated approximately $24,086,000 in loans. Our loan to deposit ratio was 101% as of June 30, 2002 as compared to 99% at December 31, 2001. Funding for these loans and other operational needs was provided by new deposits totaling approximately $23,643,000 and the use of $3,844,000 in federal funds sold during the six month period ending June 30, 2002.

A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank due to the fact that our initial capital base also serves as a funding vehicle.

We hold funds raised in excess of loan and other operational demands primarily in investment securities and overnight federal funds sold. As of June 30, 2002, we had $2,420,000 in overnight federal funds sold and $1,206,000 in investment securities. We expect to continue to purchase investment securities as the loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued strong growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories and seek to maintain a proper mix of types, maturities, and interest rates, although the mix during the early stages of our growth will not necessarily reflect the

                SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1.  Financial Information
Part II. Management's Discussion and Analysis or Plan of Operation  (Continued)


mix once our growth begins to stabilize. We believe that our current capital level and liquidity is adequate to maintain the current growth of the bank.


We completed and moved into our permanent banking facility in April 2002. To date, we have invested $3,149,000, net of depreciation, into our premises and equipment. As discussed in the results of operations, we expect our occupancy and equipment expenses to increase as a result of our new facility.

Other borrowings consist of a note for the purchase of an automobile with zero percent financing terms. The note is payable in 36 equal monthly payments of $1,254 and matures on October 31, 2004.

Our capital decreased to $8,223,000 as of June 30, 2002 as compared to $8,674,000 as of December 31, 2001. The decrease is due to a net loss for the six months ended June 30, 2002 of $453,000, offset by unrealized gains in the securities portfolio of $2,000 for the same period.


Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

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

Net loss for the three and six month periods ended June 30, 2002 was $202,000 and $453,000, respectively. Net interest income for the three and six months ended June 30, 2002, was $317,000 and $522,000, respectively, which resulted in a net interest margin for the three and six month periods ended June 30, 2002 of 4.84% and 5.06%, respectively.

Net loss for the three and six month period ended June 30, 2001 was $96,000 and $221,000, respectively. We commenced operations on November 14, 2001. Therefore, from January 1, 2001 through June 30, 2001, we were still in the development stage. Pre-opening expenses incurred from January 1, 2001 to November 14, 2001 consisted primarily of salaries and personnel expenses and other costs related to opening the bank.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The provision for loan losses was $130,000 and $257,000 for the three and six month periods ended June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.06% as of June 30, 2002 compared to 1.01% at December 31, 2001. As of June 30, 2002, no loans had been charged-off since inception.

                SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1.  Financial Information
Part II. Management's Discussion and Analysis or Plan of Operation  (Continued)


Information with respect to non-accrual, past due and restructured loans at June 30, 2002 and 2001 is as follows:

                                                                                                    June 30,
                                                                                       ------------------------------------
                                                                                             2002                 2001
                                                                                       -----------------   ----------------
                                                                                              (Dollars in Thousands)
                                                                                       ------------------------------------

Non-accrual loans                                                                      $              0    $             0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                           0                  0
Restructured loans                                                                                    0                  0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                        0                  0
Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                                                        0                  0
Interest income that was recorded on non-accrual and restructured loans                               0                  0


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

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1. Financial Information
Part II.  Management's Discussion and Analysis or Plan of Operation  (Continued)


Information regarding certain loans and allowance for loan loss data through June 30, 2002 and 2001 is as follows:

                                                                               Six Months Ended
                                                                                   June 30,
                                                                      ------------------------------------
                                                                            2002               2001
                                                                      -----------------   ----------------
                                                                            (Dollars in Thousands)
                                                                      ------------------------------------

Average amount of loans outstanding                                   $         17,708    $             0
                                                                      =================   ================

Balance of allowance for loan losses at beginning of period           $             55    $             0
                                                                      -----------------   ----------------

Loans charged off
   Commercial and financial                                                          0                  0
   Real estate mortgage                                                              0                  0
   Installment                                                                       0                  0
                                                                      -----------------   ----------------
                                                                                     0                  0
                                                                      -----------------   ----------------

Loans recovered
   Commercial and financial                                                          0                  0
   Real estate mortgage                                                              0                  0
   Installment                                                                       0                  0
                                                                      -----------------   ----------------
                                                                                     0                  0
                                                                      -----------------   ----------------

Net charge-offs                                                                      0                  0
                                                                      -----------------   ----------------

Additions to allowance charged to operating expense during period                  257                  0
                                                                      -----------------   ----------------

Balance of allowance for loan losses at end of period                 $            312    $             0
                                                                      =================   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                         0%                 0%
                                                                      =================   ================


Other income was equal to approximately $9,000 and $16,000 for the three and six months ended June 30, 2002, respectively, due to service charges on deposit accounts and other miscellaneous income. The increase in service charges on deposit accounts is directly related to the overall increase of our deposit base. There was no amount of other income recognized for the three and six months ended June 30, 2001.

                SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Item 1.  Financial Information
Part II. Management's Discussion and Analysis or Plan of Operation  (Continued)


Other expenses increased by $289,000 and $504,000 for the three and six months ended June 30, 2002, respectively, as compared to the same period in 2001 due primarily to increased salaries, additional depreciation and occupancy expenses associated with premises and equipment and other items related to the beginning of banking operations. Our bank did not commence operations until November 14, 2001, and the bank was still in organization as of June 30, 2001.

Salaries and employee benefits increased $165,000 and $334,000 for the three and six month periods ended June 30, 2002 compared to the same period in 2001 due to the number full time equivalent employees significantly increasing on the commencement of our banking operations. The number of full time equivalent employees increased to 13 at June 30, 2002 from 12 at December 31, 2001. Occupancy and equipment expenses increased $27,000 and $43,000 for the three and six months ended June 30, 2002, respectively, as compared to the same period in 2001 due to increased depreciation and other costs associated with our new banking facility. Data processing expenses increased $27,000 and $56,000 for the three and six months ended June 30, 2002, respectively, compared to the same period in 2001 due to the volume of transactions processed by our outside data processing service provider. The volume of transactions is directly related to our commencement of operations in November of 2001 and our overall growth. Professional fees have decreased $28,000 for the six months ended June 30, 2002 compared to the same period in 2001 because we incurred certain organizational costs and charges in 2001 not incurred in 2002. Other operating expenses have increased during the three and six months ended June 30, 2002 by $70,000 and $100,000, respectively, as compared to the same periods in 2001 due to overall deposit and asset growth and other expenses associated with the bank's growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and six months ended June 30, 2002 and 2001, because of operating losses incurred to date.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were three matters submitted to a vote of security holders during the six months ended June 30, 2002 at our annual meeting of shareholders held on May 21, 2002.

1. The election of four members of the board of directors as Class I directors for a three-year term.

Our bylaws provide that the board of directors shall be divided into three classes with each class to be nearly equal in number as possible. The bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Helen Barrios, Fred D. Bentley, Jr., Earl D. Ehrhart, IV, and John Wesley Rakestraw. The current Class II directors are Phillip T. "Murray" Homan, Cheryl Smith Moultrie, and Andrew Schival. The current Class III directors are Kenneth L. Barber, L. Charles Watts, Paul David Wilkerson, and R. Lynn Wilson. The current terms of the Class I directors expired at our annual meeting. Each of the four current Class I directors was nominated for election and stood for election at the annual meeting on May 21, 2002 for a three-year term. The number of votes for the election of the Class I directors was as follows: For Ms. Barrios 574,890 votes; for Mr. Bentley 574,890 votes; for Mr. Ehrhart 574,890 votes; and for Mr. Rakestraw 574,890 votes. The number of votes, which withheld authority for Ms. Barrios 2,000; withheld authority for Mr. Bentley 2,000; withheld authority for Mr. Ehrhart 2,000; and withheld authority for Mr. Rakestraw 2,000. The number of votes against the election of directors was as follows: against Ms. Barrios -0-; against Mr. Bentley -0-; against Mr. Ehrhart -0-; and against Mr. Rakestraw -0-. The terms of the Class II directors will expire at the 2002 annual meeting of shareholders.

2.       The adoption of the 2002 Stock Incentive Plan.

Our shareholders approved the company's 2002 stock incentive plan. The number of votes for the approval of the plan was 572,050. The number of votes against the plan was 2,500 and 250 abstained from voting.

3. The approval of Mauldin & Jenkins, LLC to serve as our independent accountants.

Our shareholders ratified the appointment of Mauldin & Jenkins, LLC to serve as our independent accountants. The number of votes received for the appointment of Mauldin & Jenkins was 575,390. The number of votes against Mauldin & Jenkins was -0- and 1,500 abstained from voting.

A majority vote was attained for the above matters and therefore approved and recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on May 21, 2002.

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.
(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SWEETWATER FINANCIAL GROUP, INC.
                                            (Registrant)
                                            --------------------------------



Date:      August 12, 2002                 /s/ Kenneth L. Barber
       -------------------------           ----------------------------------
                                           Kenneth L. Barber
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:      August 12, 2002                 /s/ Caric Martin
       -------------------------           ----------------------------------
                                           Caric Martin
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)