Form 10QSB
period 2002-09-30
SWEETWATER FINANCIAL GROUP INC
filed 2002-11-13
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 2002
                                            ----------------------

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


                  3270 Florence Road, Powder Springs, GA 30127
                 ---------------------------------------------
                     (Address of principal executive offices)


                                (770) 943-1400
                             -------------------
                           (Issuer's telephone number)

                                       N/A
 -----------------------------------------------------------------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 11, 2002: 938,453; $.01 par value.

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

Item 3.   Controls and Procedures...........................................12


Part II. Other Information

Item 1.   Legal Proceedings.................................................13

Item 2.   Changes in Securities and Use of Proceeds.........................13

Item 3.   Defaults Upon Senior Securities...................................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13

Signatures..................................................................14



Part I - Financial Information

Item 1 - Financial Statements


                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (Unaudited)

                                       Assets                                               2002              2001
                                       ------
                                                                                     -------------------------------------



Cash and due from banks                                                              $  1,264,415        $   288,419

Federal funds sold                                                                      4,459,000          6,264,000
Securities available-for-sale, at fair value                                            1,722,802            502,578

Loans                                                                                  37,601,543          5,454,073
Less allowance for loan losses                                                            387,000             55,000
                                                                                     -------------------------------------
          Loans, net                                                                   37,214,543          5,399,073

Premises and equipment                                                                  3,270,687          1,661,687
Other assets                                                                            2,028,798            101,190
                                                                                     -------------------------------------

          Total assets                                                               $ 49,960,245       $ 14,216,947
                                                                                     =====================================

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits
    Noninterest-bearing                                                           $    3,638,174        $    401,037
    Interest-bearing                                                                  38,056,769           5,085,256
                                                                                     -------------------------------------
          Total deposits                                                              41,694,943           5,486,293
Other borrowings                                                                          56,368              42,620
Other liabilities                                                                         65,797              13,830
                                                                                     -------------------------------------
          Total liabilities                                                           41,817,108           5,542,743
                                                                                     -------------------------------------

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                                             -                  -
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 938,453 shares issued and outstanding                                   9,385              9,385
    Capital surplus                                                                     9,311,348          9,311,348
    Accumulated deficit                                                                (1,193,107)          (649,107)
    Accumulated other comprehensive income                                                 15,511              2,578
                                                                                     -------------------------------------
          Total stockholders' equity                                                    8,143,137          8,674,204
                                                                                     -------------------------------------

          Total liabilities and stockholders' equity                              $    49,960,245      $  14,216,947
                                                                                     =====================================


The accompanying notes are an integral part of these financial statements.


                                              SWEETWATER FINANCIAL GROUP, INC.
                                                       AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                               Three Months          Three Months          Nine Months        Nine Months
                                             Ended September       Ended September       Ended September    Ended September
                                                   30,                   30,                   30,                30,
                                                  2002                  2001                  2002               2001
                                           -------------------- ---------------------    ---------------    ----------------

Interest income

    Loans                               $          614,639         $           -           $ 1,309,910       $              -
    Taxable securities                              16,040                   835                36,573                    835
    Federal funds sold                              19,877                68,398                35,869                 90,611
                                           --------------------- ---------------------- -------------------  --------------------
          Total interest income                    650,556                69,233             1,382,352                 91,446
                                          ---------------------- ---------------------- -------------------- ---------------------

Interest expense

    Deposits                                       255,015                   -                 463,417                    -
    Other borrowings                                     0                 5,360                   931                 18,042
                                        ------------------------ ---------------------- --------------------  --------------------
          Total interest expense                   255,015                 5,360               464,348                 18,042
                                        ------------------------ ---------------------- --------------------  --------------------

          Net interest income                      395,541                63,873               918,004                 73,404
Provision for loan losses                           75,000                   -                 332,000                    -
                                        ------------------------ ----------------------  ---------------------  -----------------
          Net interest income
           after provision for                     320,541                63,873               586,004                 73,404
           loan losses                  ------------------------ ----------------------- --------------------- ------------------

Other income


    Service charges on deposit accounts              9,183                   -                  18,301                    -
    Other operating income                          12,734                   -                  19,777                    -
                                        ------------------------ -----------------------  --------------------- -----------------
    Total other income                              21,917                   -                  38,078                    -
                                        ------------------------ ----------------------  ---------------------- ------------------

Other expenses

    Salaries and employee benefits                 257,782                92,524               724,720                225,179
    Equipment and occupancy expenses                62,510                 9,542               123,042                 27,455
    Other operating expenses                       112,877                33,733               320,320                 91,880
                                        ------------------------ ---------------------- ----------------------- -------------------
        Total other expenses                       433,169               135,799             1,168,082                344,514
                                        ------------------------ ---------------------- ----------------------- -------------------


    Loss before income taxes                      ( 90,711)              (71,926)             (544,000)              (271,110)

Income taxes                                           -                     -                     -                      -
                                        -------------------------------------------------------------------------------------------
     Net loss                                     ( 90,711)              (71,926)             (544,000)              (271,110)
                                        ------------------------ ---------------------- ------------------------ ------------------

Other comprehensive income:
  Unrealized gains on securities
   available for sale arising
   during period                                    11,136                 3,438                12,933                  3,438
                                        ------------------------ ----------------------- ------------------------ -----------------
  Comprehensive loss                    $          (79,575)      $       (68,488)        $     (531,067)         $   (267,672)
                                        ======================== ======================= ======================== =================


Basic and diluted losses per share      $            ( .10)      $        (0.08)         $       ( .58)          $      (0.29)
                                        ======================== =======================  =====================  ==================



Cash dividends per share                $              -         $            -          $           -           $          -
                                        ======================== ======================   =====================  ==================


The accompanying notes are an integral part of these financial statements.


                                                SWEETWATER FINANCIAL GROUP, INC.
                                                         AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                           (Unaudited)
                                                                                       Nine Months              Nine Months
                                                                                          Ended                    Ended
                                                                                      September 30,            September 30,
                                                                                           2002                    2001


OPERATING ACTIVITIES
    Net loss                                                                     $            (544,000)         $     (271,110)
        Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                            71,727                   5,770
        Provision for loan losses                                                              332,000                      -
        Increase in interest receivable                                                       (123,618)                     -
        Increase in interest payable                                                            45,152                      -
        Net other operating activities                                                         (87,418)                (20,888)
                                                                                -------------------------------------------------
            Net cash used in operating activities                                             (306,157)               (286,228)
                                                                                -------------------------------------------------

    INVESTING ACTIVITIES
    Purchase of securities available for sale                                               (1,467,568)               (250,000)
    Proceeds from securities available for sale called                                          250,000
    Proceeds from prepayments on securities available for sale                                   10,381
    Net increase in loans                                                                  (32,147,470)                     -
    Purchase of insurance policies                                                          (1,710,000)                     -
    Purchase of premises and equipment                                                      (1,680,588)               (633,210)
                                                                                 -------------------------------------------------
           Net cash used in investing activities                                           (36,745,245)               (883,210)
                                                                                 -------------------------------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                36,208,650                      -
    Proceeds from lines of credit                                                                   -                  739,269
    Repayment of lines of credit                                                                                      (749,269)
    Net increase in other borrowings                                                            13,748
    Advances from organizers                                                                        -                   10,000
    Repayment of other borrowings                                                                                           -
    Proceeds from sale of common stock                                                              -                8,814,430
    Increase in deferred stock offering costs                                                       -                  (47,273)
                                                                                 -------------------------------------------------
              Net cash provided by financing activities                                     36,222,398               8,767,157
                                                                                 -------------------------------------------------


Net increase (decrease) in cash and cash equivalents                                         (829,004)                7,597,719


Cash and cash equivalents at beginning of period                                            6,552,419                    7,035
                                                                                 -------------------------------------------------

Cash and cash equivalents at end of period                                       $          5,723,415            $    7,604,754
                                                                                 =================================================

SUPPLEMENTAL DISCLOSURES

     Cash paid for interest                                                      $            419,196            $       12,935

NONCASH TRANSACTIONS

   Issuance of common stock in exchange for land                                 $                -              $      450,000
   Issuance of common stock for organizer advances                               $                -              $      120,000


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

                The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPEMENTS

                There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.  LOSSES PER SHARE

                Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding during the three and nine month periods ended September 30, 2002 and 2001 were 938,453.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect,""estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation  (Continued)



Both we and the regulatory authorities monitor the liquidity of the our bank on a periodic basis. We have a limited historical reference for seasonal or other related demands on our liquidity due to our commencing operations on November 14, 2001. However, we believe the liquidity of our subsidiary bank as of September 30, 2002 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2002. However, as we continue to grow and the loan portfolio increases, these ratios should adjust downward.
We will monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for us and the bank as of September 30, 2002 are as follows:

                                                   Actual
                                          -------------------------
                                        Sweetwater
                                        Financial      Georgian    Regulatory
                                        Group, Inc.    Bank       Requirements
                                        ----------     ----------  -----------
Leverage capital ratio                  18.72%          17.79%        5.00%
Risk-based capital ratios:
Core capital                            18.86           17.93         6.00
Total capital                           19.76           18.82        10.00


Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $11,024,000 through various types of lending arrangements, of which all were at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at September 30, 2002, were approximately $49,960,000. During the nine month period ended September 30, 2002, we increased loans approximately $32,147,000. Our loan to deposit ratio was 90% as of September 30, 2002 as compared to 99% at December 31, 2001. Funding for these loans and other operational needs was provided by an increase in deposits of approximately $36,209,000 and the use of $1,805,000 in federal funds sold during the nine month period ending September 30, 2002.

Funds raised in excess of loan and other operational demands are invested primarily in investment securities and overnight federal funds sold. As of September 30, 2002, we had $4,459,000 in overnight federal funds sold and $1,723,000 in investment securities. We expect to continue to purchase investment securities as the loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued strong growth in assets and liabilities during the remainder of 2002. We will monitor the growth in all categories and seek to maintain a proper mix of types, maturities, and interest rates, although the mix during the early stages of our growth will not necessarily reflect the mix once our growth begins to stabilize. We believe that our current capital level and liquidity is adequate to maintain the current growth of the bank.

                SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation  (Continued)

We completed and moved into our permanent banking facility in April 2002. To date, we have invested $3,271,000, net of depreciation, into our premises and equipment. As discussed in the results of operations, our occupancy and equipment expenses have increased as a result of our new facility.

Our capital decreased to $8,143,000 as of September 30, 2002 as compared to $8,674,000 as of December 31, 2001. The decrease is due to a net loss for the nine months ended September 30, 2002 of $544,000, offset by an increase in unrealized gains in the securities portfolio of $13,000 for the same period.


Results of Operations for the Three and Nine Months Ended
September 30, 2002 and 2001

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

Net loss for the three and nine month periods ended September 30, 2002 was $91,000 and $544,000, respectively. Net interest income for the three and nine months ended September 30, 2002, was $396,000 and $918,000, respectively, which resulted in a net interest margin for the three and nine month periods ended September 30, 2002 of 4.09% and 4.58%, respectively.

Net loss for the three and nine month period ended September 30, 2001 was $72,000 and $271,000, respectively. We commenced operations on November 14, 2001. Therefore, from January 1, 2001 through September 30, 2001, we were still in the development stage. However, we recognized interest income from stock subscription funds released from escrow during the nine months ended September 30, 2001 in the amount of $91,000. These funds were primarily invested in overnight federal funds sold. These investments resulted in net interest income for the three and nine months ended September 30, 2001, of $64,000 and $73,000, respectively. Pre-opening expenses incurred from January 1, 2001 to November 14, 2001 consisted primarily of salaries and personnel expenses and other costs related to opening the bank.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The provision for loan losses was $75,000 and $332,000 for the three and nine month periods ended September 30, 2002. The allowance for loan losses as a percentage of total loans was 1.03% as of September 30, 2002 compared to 1.01% at December 31, 2001. As of September 30, 2002, no loans had been charged-off since inception.


                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation  (Continued)


Information with respect to non-accrual, past due and restructured loans at September 30, 2002 and 2001 is as follows:

                                                                                                  September 30,
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










                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation  (Continued)


Information regarding certain loans and allowance for loan loss data through September 30, 2002 and 2001 is as follows:

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             2002               2001
                                                                                             (Dollars in Thousands)

Average amount of loans outstanding                                                    $         22,759    $             0

Balance of allowance for loan losses at beginning of period                            $             55    $             0

Loans charged off
   Commercial and financial                                                                           0                  0
   Real estate mortgage                                                                               0                  0
   Installment                                                                                        0                  0
                                                                                                      0                  0

Loans recovered
   Commercial and financial                                                                           0                  0
   Real estate mortgage                                                                               0                  0
   Installment                                                                                        0                  0
                                                                                                      0                  0

Net charge-offs                                                                                       0                  0

Additions to allowance charged to operating expense during period                                   332                  0

Balance of allowance for loan losses at end of period                                  $            387    $             0

Ratio of net loans charged off during the period to
   average loans outstanding                                                                         0%                 0%


Other income was equal to approximately $22,000 and $38,000 for the three and nine months ended September 30, 2002, respectively, due to service charges on deposit accounts, an increase in cash surrender value of bank owned key man life insurance, and other miscellaneous income. The increase in service charges on deposit accounts is directly related to the overall increase of our deposit base. There was no amount of other income recognized for the three and nine months ended September 30, 2001.

 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation  (Continued)


Other expenses increased by $297,000 and $824,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same period in 2001 due primarily to increased salaries, additional depreciation and occupancy expenses associated with premises and equipment and other items related to the beginning of banking operations. Our bank did not commence operations until November 14, 2001, and the bank was still in organization as of September 30, 2001.

Salaries and employee benefits increased $165,000 and $499,000 for the three and nine month periods ended September 30, 2002 compared to the same period in 2001 due to the number full time equivalent employees significantly increasing on the commencement of our banking operations. The number of full time equivalent employees increased to 16 at September 30, 2002 from 12 at December 31, 2001. Occupancy and equipment expenses increased $53,000 and $96,000 for the three and nine months ended September 30, 2002, respectively, as compared to the same period in 2001 due to increased depreciation and other costs associated with our new banking facility. Other operating expenses have increased during the three and nine months ended September 30, 2002 by $79,000 and $228,000, respectively, as compared to the same periods in 2001 due to overall deposit and asset growth and other expenses associated with the bank's commencement of operations and growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and six months ended September 30, 2002 and 2001, because of operating losses incurred to date.

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

Item 3.   Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits -  None

(b)      Reports on Form 8-K:

The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

99.1 The Company filed a Form 8-K on August 11, 2002 to disclose that the Chief Executive Officer, Kenneth L. Barber, and the Chief Financial Officer, Caric Martin, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

                                    Signature

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SWEETWATER FINANCIAL GROUP, INC.
                                              (Registrant)
                                              ------------------------------



Date: November 11, 2002             /s/ Kenneth L. Barber
     ---------------------        --------------------------------------------
                                  Kenneth L. Barber
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 11, 2002             /s/ Philip Ekern
     -------------------          --------------------------------------------
                                  Philip Ekern
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Accounting Officer)

Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth L. Barber, President and C.E.O., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sweetwater Financial Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002
       -----------------


                                        /s/ Kenneth L. Barber
                                        ---------------------------------
                                        Kenneth L. Barber, President and C.E.O.
                                       (Principal Executive Officer)

      Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Philip Ekern, C.F.O., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sweetwater Financial Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002
       -----------------
                                    /s/ Philip Ekern
                                    --------------------------------
                                    Philip Ekern, C.F.O.
                                   (Principal Financial and Accounting Officer)