Form 10KSB
period 2002-12-31
SWEETWATER FINANCIAL GROUP INC
filed 2003-03-28
CIK 1132242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

         or

------ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                        Commission file number 333-53536

                        Sweetwater Financial Group, Inc.
                   ---------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         Georgia                        6021                   58-2531498
  ---------------------      --------------------------      ----------------
(State or other Jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
     of Incorporation or       Classification Code Number)  Identification No.)
         Organization)


           3270 Florence Road
        Powder Springs, Georgia                          30127
    --------------------------------                ---------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (770) 943-1400
                              --------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes    X          No
    --------         -----

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The issuer's revenue for its most recent fiscal year was approximately $2,207,000. As of March 20, 2003, 944,286 shares of Common Stock were issued and outstanding.

   The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 20, 2003 was $6,533,060. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

 Transitional Small Business Disclosure Format.(Check one): Yes       No  X
                                                               -----    -----

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

   o     changes in technology;

   o     changes in monetary and tax policies;

   o     the level of allowance for loan loss;

   o     the rate of delinquencies and amounts of charge-offs;

   o     the rates of loan growth;

   o adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

       On April 4, 2001, we commenced our initial public offering and completed the sale of 938,453 shares of our common stock at $10.00 per share on July 15, 2001. The offering raised $9.3 million net of sales expenses and commissions.

       We used $8.8 million of the proceeds to capitalize the bank, which opened for business on November 14, 2001. We completed the construction of our main office at 3270 Florence Road, Powder Springs, Georgia and moved into the office in May 2002.

Marketing Focus

      The bank has positioned itself as "the hometown bank" that cares about its clients. We provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients' individual needs. Our primary target market includes individuals and small to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because there is only one other locally owned bank left in our primary service area, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach is being enthusiastically supported by the community, as reflected by our growth to date. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop Georgian Bank's image as a local bank with an individual focus, we intend to continue to leverage our community-oriented board of directors and local services and decision making to attract and retain customers.

Location and Service Area

         Our primary service area consists of the southwest Cobb County, and adjacent portions of Paulding County, Georgia, with a focus on the 10 mile radius of our main office. Our main office is located within the city limits of Powder Springs, Georgia on Highway 278 (also known as C.H. James Parkway) and provides excellent visibility for the bank. Within the first four years of operation, we plan to open one additional branch strategically located within our service area. The branch would extend the market reach of our bank, and it will increase our personal delivery capabilities in this area to more efficiently market the services of the bank.

         Cobb and Paulding Counties have a growing and dynamic economic environment that we believe will support Georgian Bank. Cobb County has over 607,000 residents, and it is one of the fastest growing counties in the nation. According to the Cobb Chamber of Commerce, there are at least 117 Fortune 500 companies doing business in Cobb County. The Home Depot is headquartered in Cobb County and is one of the top ten employers in the county. Cobb County is one of the core counties of the metropolitan Atlanta area, which has been one of the leaders in the nation in job creation in recent years. One factor for Cobb County's economic growth is its strategic location on the I-75 corridor immediately north of the City of Atlanta, Georgia.

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

         The well established banks in the Cobb and Paulding Counties make proportionately more loans to medium- to large-sized businesses than we do. Many of our commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is reviewed and approved by an officer with a higher lending limit or by the board of directors' loan committee. The bank does not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the director than would be available to a person not affiliated with the bank. The bank expects to sell residential mortgage loans that it originates on the secondary market.

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 25% of the bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. These limits increase or decrease as the bank's capital increases or decreases. Based upon its capital as of December 31, 2002, the bank has a legal lending limit of $1.89 million. The bank intends to sell participations in its loans to other financial institutions to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

         Real Estate Loans. As of December 31, 2002, loans secured by first or second mortgages on real estate make up 84% of the bank's loan portfolio. As of December 31, 2001, the percentage was 78%. Our construction and land development loans, which comprise 45% of total loans as of December 31, 2002, are primarily collateralized by one to four family residential properties. Nonresidential real estate loans, consisting mainly of small business commercial properties, total 27% of total loans as of December 31, 2002. Interest rates for all categories may be fixed or adjustable. The bank generally charges an origination fee for each of these type loans.

         Real estate loans are subject to the same general risks as other loans. The principal credit risk associated with each category of loan, including real estate loans, is the creditworthiness of the borrower. This category of loans is particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of the real estate, as well as other factors arising after the loan is made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, we typically require a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We attempt to reduce risk by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project below specified percentages. We may also reduce risk by selling participations in larger loans to other institutions when possible.

         We also have the ability to originate some real estate loans for sale into the secondary market, although we have not done so to date. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. We make loans for commercial purposes in various lines of businesses. We focus our efforts on commercial loans of less than $500,000. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 75% or less. Working capital loans generally have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. Loans secured by accounts receivable or inventory are typically repaid as the assets securing the loan are converted into cash, and in other cases principal is due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank.

         We may offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs, although we have not generated any such loans to date. These loans are partially guaranteed by the government to reduce the bank's risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans also vary with many economic factors, including the economy of our primary service area.

         Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically will carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal credit risk associated with consumer loans is the creditworthiness of the borrower. As of December 31, 2002, approximately 3% of our loan portfolio consists of consumer loans not secured by real estate.

         We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit generally have terms of 15 years or less, carry balances less than $125,000, and extend up to 80% of the available equity of each property. The category comprises 2% of our loan portfolio as of December 31, 2002.

Other Banking Services

         We offer other bank services including cash management services which provide sweep accounts for commercial businesses. Lines of credit, 24-hour telephone banking and PC/internet delivery are offered as well as safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, travelers checks, and automatic drafts for various accounts. We have become associated with the STAR and Cirrus ATM networks that may be used by the bank's customers throughout the country. We believe that by being associated with a shared network of ATMs, we will be better able to serve our clients and will be able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We have installed our own ATM with the opening of the bank's new main office facility. We also offer debit card and credit card services through a correspondent bank as an agent for the bank. We do not expect to exercise trust powers during our initial years of operation.

Employees

         As of March 21, 2003, the bank had 14 full-time employees and 6 part-time employees. Sweetwater Financial Group, the holding company for the bank, does not have any employees other than its officers.


                           SUPERVISION AND REGULATION

         Both Georgian Bank and Sweetwater Financial Group, Inc. are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

USA Patriot Act of 2001

         In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act, Sweetwater Financial Group is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level will be limited to:

        o   banking and managing or controlling banks;
        o   furnishing services to or performing services for its subsidiaries;
            and
        o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper activity incident thereto.

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either Sweetwater Financial Group has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Once we have 500 or more shareholders of record as of the end of any calendar year we must register our common stock under the Securities Exchange Act of 1934. As of December 31, 2002 we had 477 shareholders of record and have not registered under this provision. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

         The Georgia Department of Banking and Finance and FDIC require the bank to maintain specified capital ratios and impose limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Georgia Department of Banking and Finance and FDIC also require the bank to prepare quarterly reports on the bank's financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund and Savings Association Insurance Fund are maintained for commercial banks and savings associations with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to Bank Insurance Fund or Savings Association Insurance Fund from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis. Once the Bank Insurance Fund reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually eliminating premiums for well-capitalized banks, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated even this minimum assessment. It also separated the Financial Corporation assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the bank, by Financial Corporation assessment is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect on us would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank's cost of funds, and we may not be able to pass these costs on to our customers.

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


         The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

        o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

        o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
        o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

         Dividends. A Georgia state bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a state bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Georgia Department of Banking and Finance is required if the total of all dividends declared by a state bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

         The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002, we qualified as "well capitalized."

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

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary, which could impact our ability to pay dividends. Our capital levels are currently more than adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

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

Item 2.  Description of Property
--------------------------------
         Our main office is located at 3270 Florence Road, Powder Springs, Georgia 30127 at the intersection of Florence Road and Highway 278 in downtown Powder Springs. The site is approximately 1.6 acres in size and the building is approximately 10,000 square feet. We purchased the property through the issuance of 45,000 shares of our common stock (valued at $10.00 per share) and the payment of cash in the amount of $280,769.

         On November 14, 2001 we opened the bank for business. Within our first four years of operation, we plan to open one additional branch located strategically in our service area, which will expand our market presence and provide additional convenience to our customers. We will need to obtain regulatory approval before we can open this branch. We believe that these facilities will adequately serve the bank's needs for its first five years of operation.

Item 3.    Legal Proceedings.
------------------------------
         None.

Item 4.    Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Shareholder Matters.
--------------------------------------------------------------
         There is currently no public trading market for our common stock. As of March 20, 2003, we had approximately 477 shareholders of record.

         To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

            The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information
             -------------------------------------------------------
                                                                                                 Number of securities
                                    Number of securities                                       remaining available for
                                        to be issued               Weighted-average             future issuance under
                                      upon exercise of             exercise price of         equity compensation plans(c)
                                    outstanding options,         outstanding options,           (excluding securities
Plan Category                      warrants and rights(a)       warrants and rights(b)         reflected in column(a))
-------------                      -------------------          -------------------            -----------------------

Equity compensation                         None                           --                          151,086
plans approved by
security holders (1)

Equity compensation                        329,167                      $10.00                           None
plans not approved
by security holders

         Total                             329,167                      $10.00                         151,086
                              ---------------------------- ---------------------------- ---------------------------------

(1) The number of shares of common stock available under the 2002 Sweetwater Financial Group, Inc. Stock Incentive Plan will automatically increase each time we issue additional shares so that it continues to equal 16% of our total outstanding shares.

Stock Warrants

         Each of our organizers received, for no additional consideration, a warrant to purchase one share of common stock for $10.00 per share for each share purchased during our initial public offering. The warrants are represented by separate warrant agreements. One third of the warrants vest on each of the first three anniversaries of the date our bank opened for business, and they are exercisable in whole or in part during the ten year period following that date. The warrants may not be assigned, transferred, pledged, or hypothecated in any way. The shares issued pursuant to the exercise of such warrants are transferable, subject to compliance with applicable securities laws. If the Georgia Department of Banking and Finance or the FDIC issues a capital directive or other order requiring the bank to obtain additional capital, the warrants will be forfeited, if not immediately exercised.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------
         The following is a discussion of our financial condition and the financial condition of our subsidiary, Georgian Bank, at December 31, 2002 and 2001 and the results of operations for the years ended December 31, 2002 and December 31, 2001. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

         Our major achievements during our first full year of operation in 2002 were significant growth in loans and deposits which generated a market base of customers and which positions the bank to achieve profitability.

Financial Condition at December 31, 2002 and 2001

Following is a summary of our balance sheets for the periods indicated:

                                                                                               December 31,
                                                                                           2002             2001
                                                                                           ----             ----
(Dollars in Thousands)
Cash and due from banks                                                            $        906       $       288
Federal funds sold                                                                        5,764             6,264
Securities available for sale                                                             3,643               503
Loans, net                                                                               42,923             5,399
Premises and equipment                                                                    3,396             1,662
Other assets                                                                              2,064               101
                                                                                        -------            ------

                                                                                   $     58,696       $    14,217
                                                                                         ======            ======

Total deposits                                                                     $     50,440       $     5,486
Other borrowings                                                                            116                43
Other liabilities                                                                            96                14
Shareholders' equity (deficit)                                                            8,044             8,674
                                                                                          -----             -----


                                                                                   $     58,696       $    14,217
                                                                                         ======            ======

         As of December 31, 2002, we had total assets of $58.7 million. We generated $45.0 million in deposits since December 31, 2001 and invested that growth in loans, which increased $37.5 million, investment securities, up $3.1 million, and premises and equipment, up $1.7 million. We believe that loan and deposit growth will continue to be significant during the coming year, although not as high as 2002. We have established a customer base and will slow growth from the 2002 rate in an effort to ensure that asset quality remains high and our pricing of our loan and deposit products yield profitable relationships.

         Our investment portfolio consists of debt securities in the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and Federal Home Loan Bank. We purchased $3.7 million of such securities during 2002 to gain higher yields than federal funds sold and to provide a source of secondary liquidity.

         Most of our loan portfolio is collateralized by real estate located in our primary market area of Cobb County, Paulding County and surrounding Georgia counties. A breakdown of our loan portfolio is as follows: commercial loans secured by collateral other than real estate make up 13% of the portfolio; construction and land development loans comprise 45% of the loan portfolio and consists of loans primarily collateralized by one to four family residential properties; commercial purpose loans secured by real estate, primarily small business commercial properties, comprise 27% of the loan portfolio, and consumer loans secured by real estate loans are 12% of the loan portfolio. We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

       One- to four-family residential properties                                                          80%
       Construction loans on one- to four-family residential properties                                    80%
       Nonresidential property                                                                             80%

The remainder of the loan portfolio consists of consumer loans not secured by real estate. We require collateral commensurate with the repayment ability and creditworthiness of the borrower on these loans.

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

        Although the overall United States economy has suffered as a result of the terrorist attacks on September 11, 2001, our local economy has been only slightly affected to date.

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

         Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet liquidity and profitability objectives consistent with local market conditions.

         Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

         At December 31, 2002, we had loan commitments outstanding of $14.6 million. Because these commitments generally have fixed expiration dates and may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2002, we had arrangements with three commercial banks for short-term advances of $4,000,000.

         At December 31, 2002, our capital ratios were considered "well capitalized" based on regulatory minimum capital requirements. Our shareholders' equity decreased $630,000 during 2002 due primarily to our net loss of $705,000. Other increases in our shareholders equity resulted from the increase in unrealized gains on securities available for sale of $16,000 and the exercise of stock warrants of $58,000.

         Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, no dividends can be paid by the bank to the holding company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the bank as of December 31, 2002 are as follows:

                                                                                    Actual
                                                                                ---------------
                                                                Sweetwater Financial     Georgian       Regulator
                                                                    Group, Inc.            Bank        Requirements
                                                                -------------------    -----------     -------------
      Leverage capital ratio                                           14.40%             13.58%          5.00%
      Risk-based capital ratios:
      Core capital                                                     16.20%             15.29%          6.00%
      Total capital                                                    17.20%             16.28%          10.00%

These ratios will decline as asset growth continues, but we expect to exceed the regulatory minimum requirements at least for the next 12 months. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level.

          At December 31, 2002, we had no commitments for capital expenditures.

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

Effects of Inflation
--------------------
          The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

Results of Operations For The Years Ended December 31, 2002 and
December 31, 2001

          The following is a summary of our operations for the periods indicated.

                                                                                               Year Ended
                                                                                 December 31, 2002    December 31, 2001
                                                                                         (Dollars in Thousands)
Interest income                                                             $           2,130         $         176
Interest expense                                                                          770                    29
                                                                                          ---                    --
Net interest income                                                                     1,360                   147
Provision for loan losses                                                                 437                    55
Other income                                                                               77                     -
Other expenses                                                                          1,705                   618
                                                                                        -----                   ---
Pretax loss                                                                              (705)                 (526)
Income taxes                                                                                -                     -
                                                                                ---------------------    -----------------

Net loss                                                                    $            (705)        $        (526)
                                                                                         =====                 =====

Net Interest Income
--------------------
          Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

         Net interest income was $1,360,000 in the year 2002, an increase of $1,213,000 from the year 2001. This increase came primarily from increased loans outstanding, which increased $37.5 million at December 31, 2002 from December 31, 2001. This growth generated a loan income increase of approximately $2.0 million. Income on investments was $59,000 in the year 2002, up $53,000 over 2001, again the result of increased balances, which were up $3.1 million in 2002 over 2001. Offsetting this earning asset income growth was an increase in interest expense on deposits, which, at $770,000 in the year 2002, was $741,000 above the year 2001.

          Average loans for the year 2002 were $26.8 million, an increase of $23.1 million over the year 2001; average securities were $1.3 million in the year 2002, up $.8 million over 2001; and average federal funds sold were $4.5 million, a decrease of $2.0 million from 2001. Loan growth was generated primarily by business development efforts of our lending officers and directors.

          Average interest-bearing liabilities were $26.3 million in 2002, an increase of $23.1 million. This is primarily the result of our pricing strategy for savings deposits. We offer a higher than market rate on this product which has had a very favorable customer response. The savings category comprised 53% of our total deposits as of December 31, 2002.

          During the year 2002, the rate earned on average interest-earning assets was 6.55%, and the rate paid on average interest-bearing liabilities was 2.92%, resulting in a net interest spread of 3.63%.

These are improvements over year 2001 in which the average rate earned on interest-earning assets was 4.46% and the average rate paid on interest-bearing liabilities was 2.68%. The net yield on average interest-earning assets during the year ended December 31, 2002 was 4.18%, an increase of .51% over the prior year due primarily to higher balances in loans and the resultant increase in the percentage of earning assets held in loans, which earn significantly higher yields than other earning assets. Yields on loans decreased in the year 2002 from the prior year as the result of declines in the prime rate and federal funds market rates. The rate paid on average interest bearing liabilities increased to 2.92% in 2002 compared to 2.68% in 2001 due to significant growth in savings and interest bearing demand deposits, up $16.5 million, and the impact of these higher rate products on total interest expense. A large portion of our deposit growth in 2002 was in our savings product, due to our pricing strategy for this product.

Provision for Loan Losses
-------------------------
         The provision for loan losses is the charge to operating earnings that we believe to be necessary to maintain the allowance for loan losses at an adequate level. The amount charged to the provision is based on a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Loan charge-offs and recoveries are charged or credited directly to the allowance.

          The provision for loan losses was $437,000 in the year 2002 and $55,000 in 2001. The higher amount provided in 2002 was due to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. We have not had any nonperforming loans or assets since inception of business through December 31, 2002. The allowance for loan losses as a percentage of total loans was 1.13% at December 31, 2002 and 1.01% at December 31, 2001. See "Summary of Loan Loss Experience - Allowance for Loan Losses."

Other Income
-------------
          Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other income increased $77,000 in 2002 compared to 2001. In September 2002, the bank purchased life insurance on its president, Kenneth Barber, with a one-time premium of $1.71 million. Income of $30,600 was recorded for the increase in cash surrender value of this insurance from the date of purchase through December 31, 2002.

Other Expense
--------------
          Other operating expense for the year ended December 31, 2002 consists of salaries and employee benefits of $1.04 million, which is $660,000 higher than 2001; equipment and occupancy expenses of $201,000, up $142,000 over 2001; and other operating expenses of $459,000, up $284,000 over 2001. The bank opened for business on November 14, 2001. Therefore, a comparison of other expenses for the year 2002 to 2001 reflects a full 12 months of operation in 2002 compared to one and one-half months in 2001. This full year effect impacts all major expense categories.

As of December 31, 2002, we had 16 full-time equivalent employees compared to 12 at December 31, 2001.

Income Tax
-----------
          We had no income tax expense in year 2002 or 2001 due to pre-tax operating losses. At December 31, 2002, we have available net operating loss carryforwards of $1,014,306 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2021.

Asset/Liability Management
-------------------------
          Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure an acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits by local individuals, partnerships, and corporations.

          Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in market interest rates on earnings.

An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed,usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

          Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to changes in market rates, a loss of deposits could occur that would negatively affect our liquidity position. We closely monitor pricing our savings product since it comprised 53% of our total deposits and could be subject to substantial withdrawals if market rates or the stock market were to rise substantially. We plan to continue to offer higher than market rates on the product and believe we can retain and actually increase these deposits in the future with this strategy. During the year 2002, we lowered the rate offered on our savings product twice by a total of one-half of one percent and the total balances continued to increase. We plan to actively market and increase the balances in our other deposit categories relative to the savings product.

          At December 31, 2002, our cumulative one year interest rate-sensitivity gap ratio was 93.0%. The gap indicates that more of our interest-bearing liabilities will reprice during this period than our interest-earning assets. Our targeted ratio is 80% to 120% in this time period and we are within our targeted parameter. At this gap level, our net interest income should not be significantly affected by changes in market interest rates.

          We have also performed basic dynamic forecasts of changes in net interest income based upon our budget forecast for the year 2003. These forecasts move beyond the gap model in that they include the growth of assets and liabilities and the impact of changing market rates on the spread relationships between rates earned or paid and those market rates. These projections indicate that our net interest margin would increase in a rising market rate environment and decline in a falling market, but the change would be within acceptable limits. The output of the models can be affected significantly if actual future growth or market rates differ materially from the model's assumptions.

         The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within this period and at different rates.

                                                                      After
                                                                      Three
                                                                      Months      After One
                                                                      but         Year but
                                                          Within      Within      Within      After
                                                       Three Months   One Year   Five Years  Five Years     Total
                                                       ------------   --------   ----------  ----------     -----
                                                 (Dollars in Thousands)

Interest-earning assets:
Federal funds sold                                       $5,764                                             $5,764
Securities                                                               102       2,727        814          3,643
Loans                                                    34,257        1,993       6,809        356         43,415
                                                         ------        -----       -----        ---         ------

                                                         40,021        2,095       9,536      1,170         52,822
                                                         ------        -----       -----      -----         ------

Interest-bearing liabilities:
Interest-bearing demand deposits                          1,357                                              1,357
Savings                                                  31,863                                             31,863
Certificates, less than $100,000                          1,294        3,251         827                     5,372
Certificates, $100,000 and over                           2,658        5,080         734                     8,472
                                                          -----        -----         ---                     -----

                                                         37,172        8,331       1,561                    47,064
                                                         ------        -----       -----                    ------

Interest rate sensitivity gap                            $2,849      $(6,236)     $7,975     $1,170         $5,758
                                                         ======       =======     ======     ======          =====
Cumulative interest rate sensitivity gap                 $2,849      $(3,387)     $4,588     $5,758
                                                         ======       =======     ======     ======
Interest rate sensitivity gap ratio                        1.08         (.25)       6.11          *
                                                         ======       =======     ======     ======
(interest-earning assets divided by interest-bearing
liabilities for the period)
Cumulative interest rate sensitivity gap ratio             1.08         0.93       1.10       1.12
                                                         ======       =======     ======     ======
(cumulative interest-earning assets divided by
interest-bearing liabilities)

*Not calculable.

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders' equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits, and the return on equity and assets.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              SHAREHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the periods indicated is presented below. (1)

                                                                                       From November 14, 2001,
                                                                                       date of commencement of
                                                                                           operations, to
                                                                                   Year 2002      December 31, 2001
                                                                                  ------------     -----------------
ASSETS                                                                                 (Dollars in Thousands)

Cash and due from bank                                                      $           707      $          579
Federal funds sold                                                                    4,451               6,402
Securities available-for-sale, at cost                                                1,303                 500
Unrealized gains on securities available-for-sale                                         8                   5
Loans (2)                                                                            26,776               3,676
Allowance for loan losses                                                              (288)                (23)
Other assets                                                                          3,708               1,543
                                                                                --------------      -------------
                                                                            $        36,665      $       12,682
                                                                                =============       ============

Total interest-earning assets                                               $        32,530      $       10,578
                                                                                =============       ============




LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand                                                  $         1,896      $          715
Interest-bearing demand and savings                                                  18,170               1,617
Time                                                                                  8,132               1,666
                                                                                --------------      -------------
                     Total Deposits                                         $        28,198      $        3,998

Federal funds purchased                                                                  44                  --
Other liabilities                                                                       117                  55
                                                                                ---------------     ----------------
                   Total Liabilities                                                 28,359               4,053
Shareholders' equity (3)                                                              8,306               8,629
                                                                                --------------      --------------
                                                                            $        36,665      $       12,682
                                                                                =============       =============

Total interest-bearing liabilities                                          $        26,346      $        3,283
                                                                                =============       ==============

(1) Average balances were determined using the daily average balances during the period from November 14, 2001, date of commencement of operations, to December 31, 2001, and from January 1, 2002 though December 31, 2002, for each category.

(2)       There were no nonaccrual loans included in average loans.

(3) Average unrealized gains net of tax effect on securities available for sale of $6,000 and $5,000 were included in shareholders' equity for the years 2002 and 2001, respectively.

Interest Income and Interest Expense

          The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                 Year Ended December 31, 2002     Year Ended December 31, 2001
                                                 ----------------------------     ----------------------------
                                                 Interest      Average Yields         Interest         Average
                                                                                                       Yields (2)
                                                     (Dollars in Thousands)               (Dollars in Thousands)

INTEREST INCOME:
     Interest and fees on loans (1)           $     2,005             7.49%       $         42               8.67%
     Interest on taxable securities                    59             4.50                   3               4.80
     Interest on Federal funds sold                    66             1.49                  17               2.01
     Interest earned during the period
       prior to commencement of
       banking operations                                                                  114                  -
     Total interest income                    $    ------            ------              ------             ------
                                                    2,130             6.55                 176               4.46
INTEREST EXPENSE:
     Interest on interest-bearing
     demand deposits and savings              $       525             2.88        $          4               1.98
     Interest on time deposits                        245             3.01                   7               3.36
     Interest incurred during the period
       prior to commencement of
       banking operations                                                                   18                  -
                                                   -------           ------               ------            -------
       Total interest expense                         770             2.92                  29               2.68



NET INTEREST INCOME                           $     1,360                         $        147
                                                    =====                                  ====

     Net interest spread                                              3.63%                                  1.78%
                                                                      =====                                  =====
     Net yield on average interest
       earning assets                                                 4.18%                                  3.67%
                                                                      =====                                  =====

(1) Interest and fees on loans include $380,000 and $11,000 of loan fee income for the years ended December 31, 2002 and December 31, 2001. There was no interest income recognized on nonaccrual loans during 2002 or 2001.

(2) Average yields were annualized for the period from November 14, 2001, date of commencement of operations, to December 31, 2001, for each category.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by previous year volume); and a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001
                                 (In Thousands)

                                                                                      2002 compared to 2001
                                                                                       increase (decrease)
                                                                                        due to change in
                                                                            ------------------------------------------
                                                                            -----------     -----------    -----------
                                                                               Rate           Volume         Change
                                                                            -----------     -----------    -----------

Income from interest-earning assets:
  Interest and fees on loans............................................    $   (61)        $ 2,024         $ 1,963
  Interest on taxable securities........................................         (1)             54              53

  Interest on Federal funds sold........................................        (38)            (24)            (62)
                                                                            -----------     -----------    -----------
  Total interest income.........................................               (100)          2,054           1,954
                                                                            -----------     -----------    -----------

Expense from interest-bearing liabilities:
  Interest on interest-bearing deposits.................................         21             500             521
  Interest on time deposits.............................................         (5)            243             238
  Interest on borrowings
                                                                                  -             (18)            (18)
                                                                            -----------     -----------    -----------
  Total interest expense................................................         16             725             741
                                                                            -----------     -----------    -----------

          Net interest income...........................................    $   (116)       $ 1,329         $ 1,213
                                                                            ===========     ===========    ===========

                              INVESTMENT PORTFOLIO

Types of Investments

          The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                          December 31, 2002                  December 31, 2001
                                                       (Dollars in Thousands)              (Dollars in Thousands)

           Debt securities:
           U.S. Government and agency
              securities                                     $ 2,526,563                         $ 502,578
           Mortgage backed securities                          1,116,472                            -
                                                            ------------                        ------------
                                                             $ 3,643,035                         $ 502,578
                                                             ===========                        ============

Maturities
          The amortized cost and fair value of securities as of December 31, 2002 by contractual maturity are shown below.

                                                           Amortized Cost                        Fair Value
                                                           --------------                        ----------
           Due from one to five years                        $ 2,000,000                        $ 2,024,688
           Due from five to ten years                            500,000                            501,875
           Mortgage backed securities                          1,114,201                          1,116,472
                                                            ------------                        ------------
                                                             $ 3,614,201                        $ 3,643,035
                                                             ===========                        ===========

As of December 31, 2001 all debt securities had a contractual maturity date of after one to five years. The weighted average yield of these securities was 4.17% as of December 31, 2002 and 4.52% as of December 31, 2001.


                                 LOAN PORTFOLIO
Types of Loans

         The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                          December 31, 2002                  December 31, 2001
                                                       (Dollars in Thousands)              (Dollars in Thousands)

     Commercial                                                $ 5,652                             $ 831
     Real estate construction                                   19,471                             1,276
     Real estate mortgate                                       17,045                             2,980
     Consumer installment loans and other                        1,394                               403
                                                              ---------                          --------
                                                                43,562                             5,490
     Less deferred loan fees                                      (147)                              (36)
     Less allowance for loan losses                               (492)                              (55)
                                                              --------                           --------
            Net loans                                          $42,923                            $5,399
                                                              ========                           ========


Maturities and Sensitivities of Loans to Changes in Interest Rates

          Total loans as of December 31, 2002 and December 31, 2001 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                                      December 31, 2002              December 31, 2001
                                                      -----------------              -----------------
                                                   (Dollars in Thousands)         (Dollars in Thousands)

     Commercial
        One year or less                                    $3,363                          $ 803
        After one year through five years                    2,161                             28
        After five years                                       128                              -
                                                            ------                          ------
                                                             5,652                            831
                                                            ------                          ------
     Construction
        One year or less                                    18,653                          1,262
        After one year through five years                      818                             14
        After five years                                         -                              -
                                                            ------                          ------
                                                            19,471                          1,276
                                                            ------                          ------

     Other
         One year or less                                    6,960                          1,979
         After one year through five years                  10,715                          1,113
         After five years                                      764                            291
                                                            ------                         ------
                                                            18,439                          3,383
                                                            ------                         ------

                                                           $43,562                         $5,490
                                                           =======                         ======

          The following table summarizes loans at December 31, 2002 and 2001 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                                                                 (Dollars in Thousands)

          Predetermined interest rates                                           $ 7,166            $  928
          Floating or adjustable interest rates                                    7,420               518
                                                                                  ------            ------
                                                                                 $14,586            $1,446
                                                                                 =======            ======

Risk Elements

          Information with respect to nonaccrual, past due, and restructured loans is as follows:

                                                                   December 31, 2002              December 31, 2001
                                                                   -----------------              -----------------
                                                                 (Dollars in Thousands)         (Dollars in Thousands)

     Nonaccrual loans                                                     $0                              $0
     Loans contractually past due ninety days or more
        as to interest or principal payments and still
        accruing                                                           0                              0
     Restructured loans                                                    0                              0
     Loans, now current about which there are serious
        doubts as to the ability of the borrower to
        comply with loan repayment terms                                   0                              0
     Interest income that would have been recorded on
        nonaccrual and restructured loans under
        original terms                                                     0                              0
     Interest income that was recorded on nonaccrual
        and restructured loans                                             0                              0



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

     Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. We believe that these borrowers will comply with their loan repayment terms.

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

                                                                                            2002            2001
                                                                                           (Dollars in Thousands)

Average amount of loans outstanding (since November 14, 2001)                             $ 26,776       $ 3,676
                                                                                            ======        ======
Balance of allowance for loan losses at beginning of period                                     55             -
                                                                                            ------         ------
Loans charged off                                                                               -              -
                                                                                            ------         ------
Loans recovered                                                                                 -              -
                                                                                            ------         ------
Net charge-offs                                                                                 -              -
                                                                                            ------         ------
Additions to the allowance charged to operating expense during period                         437             55
                                                                                            ------         ------
Balance of allowance for loan losses at end of period                                     $   492        $    55
                                                                                            ------         ------
Ratio of net loans charged off during the period to average loans outstanding                   -%             -%
                                                                                            ======         ======

Allowance for Loan Losses

         We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, our bank's board of directors reviews and approves the appropriate level for the bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the bank and other financial institutions.

         Our bank's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

          Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         As of December 31, 2002, we had made no formal allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated date, is as follows:

                                                       December 31, 2002                             December 31, 2001
                                              Amount         Percent of loans in each       Amount        Percent of loans in each
                                                             category to total loans                      category to total loans

                                                    (Dollars in Thousands)                        (Dollars in Thousands)

Commercial                                     $ 59                    13%                  $ 12                    15%
Real estate - construction                      235                    45                     15                    24
Real estate - mortgage                          184                    39                     21                    54
Consumer installment and other                   14                     3                      7                     7
                                               ====                   ====                   ====                  ====
                                               $492                   100%                  $ 55                   100%
                                               ====                   ====                   ====                  ====

                                    DEPOSITS

          Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits, and time deposits, is presented below.

                                                                             2002                         2001 (1)
                                                                     Amount          Percent         Amount        Percent
                                                                    (Dollars in Thousands)         (Dollars in Thousands)

Noninterest-bearing demand deposits                                 $  1,896           --%          $   715          --%
Interest-bearing demand deposits and savings                          18,170          2.88            1,617         1.98
Time deposits                                                          8,132          3.01            1,666         3.36
                                                                     -------                          -----
       Total deposits                                               $ 28,198                        $ 3,998
                                                                     =======                          =====

(1) Average balances were determined using the daily average balances during the year for the period from November 14, 2001, date of commencement of operations, to December 31, 2001.

          The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 and 2001 are shown below by category, based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                                   December 31, 2002           December 31, 2001
                                                                               (Dollars in Thousands)
     Three months or less                                                $2,658                      $ 586
     Over three months through six months                                 5,080                        635
     Over six months through twelve months                                  734                        241
     Over twelve months                                                      -                           -
                                                                       --------                    --------
     Total                                                               $8,472                      $1,462
                                                                       ========                    ========

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

          The following rate of return information for the years indicated is presented below.

                                                                              2002                    2001
                                                                              ----                    ----

Return on assets (1)                                                        (1.92)%                 (4.15)%
Return on equity (2)                                                        (8.49)%                 (6.10)%
Dividend payout ratio (3)                                                     --                      --
Equity to assets ratio (4)                                                  22.65%                  68.04%

(1) Net loss divided by average total assets.
(2) Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4) Average shareholders equity divided by average total assets.

Item 7.  Financial Statements
------------------------------
                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2002



                                TABLE OF CONTENTS


                                                                           Page

INDEPENDENT AUDITOR'S REPORT.................................................27

FINANCIAL STATEMENTS

   Consolidated balance sheets...............................................28
   Consolidated statements of operations.....................................29
   Consolidated statements of comprehensive loss.............................30
   Consolidated statements of shareholders' equity (deficit).................31
   Consolidated statements of cash flows.....................................32
   Notes to consolidated financial statements.............................34-50

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Sweetwater Financial Group, Inc. and Subsidiary
Powder Springs, Georgia


         We have audited the accompanying consolidated balance sheets of Sweetwater Financial Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Financial Group, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Mauldin & Jenkins, LLC
--------------------------
Atlanta, Georgia
January 30, 2003

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                          Assets                                              2002                 2001
                                          ------
                                                                                       -------------------   ------------------

Cash and due from banks                                                                $          906,026    $        288,419
Federal funds sold                                                                              5,764,000           6,264,000
Securities available-for-sale                                                                   3,643,035             502,578

Loans                                                                                          43,414,667           5,454,073
Less allowance for loan losses                                                                    492,000              55,000
                                                                                       -------------------   ------------------
          Loans, net                                                                           42,922,667           5,399,073

Premises and equipment                                                                          3,396,312           1,661,687
Other assets                                                                                    2,063,654             101,190
                                                                                       ------------------    ------------------

          Total assets                                                                 $       58,695,694    $     14,216,947
                                                                                       ==================    ==================

                           Liabilities and Shareholders' Equity
                           ------------------------------------

Deposits
    Noninterest-bearing                                                               $         3,375,301    $        401,037
    Interest-bearing                                                                           47,064,458           5,085,256
                                                                                       -------------------   -----------------
           Total deposits                                                                      50,439,759           5,486,293
    Other borrowings                                                                              115,468              42,620
    Other liabilities                                                                              96,321              13,830
                                                                                       -------------------   -----------------
          Total liabilities                                                                    50,651,548           5,542,743

                                                                                       -------------------   -----------------




Commitments and contingencies

Shareholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
     no shares issued and outstanding                                                                  -                   -
    Common stock, $.01 par value, 10,000,000 shares authorized;
     944,286 and 938,453 shares issued and outstanding, respectively                               9,443               9,385
    Capital surplus                                                                            9,369,620           9,311,348
    Accumulated deficit                                                                       (1,353,659)           (649,107)
    Accumulated other comprehensive income                                                        18,742               2,578
                                                                                      --------------------   ------------------

          Total shareholders' equity                                                           8,044,146            8,674,204
                                                                                      --------------------   -----------------

          Total liabilities and shareholders' equity                                 $        58,695,694      $    14,216,947
                                                                                      ====================   =================


See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                               2002                  2001
                                                                                        -----------------     -----------------

Interest income
    Loans                                                                           $          2,004,941     $        42,295
    Taxable securities                                                                            58,641               6,166
    Federal funds sold                                                                            66,240             127,635
                                                                                        ------------------    -----------------
          Total interest income                                                                2,129,822             176,096
                                                                                        ------------------    ------------------

Interest expense
    Deposits                                                                                     768,625              11,208
    Other borrowings                                                                               1,127              18,042
                                                                                        ------------------    ------------------
          Total interest expense                                                                 769,752              29,250
                                                                                        -----------------     ------------------

          Net interest income                                                                  1,360,070             146,846
Provision for loan losses                                                                        437,000              55,000
                                                                                        -----------------     ------------------
          Net interest income after provision for loan losses                                    923,070              91,846
                                                                                        -----------------     ------------------

Other income
    Service charges on deposit accounts                                                           27,813                 253
    Other operating income                                                                        49,470                  92
                                                                                        -----------------     ------------------
                                                                                                  77,283                 345
                                                                                        -----------------     ------------------

Other expenses
    Salaries and employee benefits                                                             1,044,613             384,716
    Equipment and occupancy expenses                                                             200,967              58,794
    Other operating expenses                                                                     459,325             174,948
                                                                                        -----------------     ------------------
          Total other expenses                                                                 1,704,905             618,458
                                                                                        -----------------     ------------------

          Loss before income taxes                                                              (704,552)           (526,520)

Income taxes                                                                                           -                   -
                                                                                        -----------------     -----------------

          Net loss                                                                      $       (704,552)     $     (526,520)
                                                                                        =================     =================

Basic and diluted losses per share                                                      $          (0.75)     $        (0.56)
                                                                                        =================     =================


See Notes to Consolidated Financial Statements.

                                         SWEETWATER FINANCIAL GROUP, INC.
                                                  AND SUBSIDIARY

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                      YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      2002               2001
                                                                                 ---------------    ---------------

Net loss                                                                         $    (704,552)     $    (526,267)

Other comprehensive income:

        Unrealized holding gains on available-for-sale
             securities arising during period, net of tax of
               $10,092 and $0, respectively
                                                                                        16,164              2,578
                                                                                 ---------------    ---------------

Comprehensive loss                                                               $    (688,388)     $     (523,689)
                                                                                 ===============    ===============


See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                               Accumulated
                                                                                                 Other             Total
                                        Common Stock             Capital       Accumulated    Comprehensive      Shareholders'
                                  -----------------------                                                           Equity
                                   Shares        Par Value       Surplus         Deficit         Income            (Deficit)
                                  ----------     ----------    ------------  -------------- ----------------   ---------------

Balance, December 31, 2000               10               -          4,783        (122,840)                -        (118,057)
    Net loss                              -               -              -        (526,267)                -        (526,267)
    Issuance of common stock        938,443           9,385      9,375,045               -                 -       9,384,430
    Stock offering costs                  -               -        (73,587)              -                 -         (73,587)
    Imputed interest costs                -               -          5,107               -                 -           5,107
    Other comprehensive income            -               -              -               -             2,578           2,578
                                  ----------     ----------    ------------- -------------  ----------------   ---------------
Balance, December 31, 2001          938,453           9,385      9,311,348        (649,107)            2,578       8,674,204
    Net loss                              -               -              -        (704,552)                -        (704,552)
    Exercise of stock warrants        5,833              58         58,272               -                 -          58,330
    Other comprehensive income            -               -              -               -            16,164          16,164
                                  ----------     ----------    ------------- -------------  ----------------    ---------------
Balance, December 31, 2002          944,286      $    9,443   $  9,369,620   $ (1,353,659)  $         18,742    $  8,044,146
                                  ==========     ===========   ============= ============== ================    ===============


See Notes to Consolidated Financial Statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                            2002                     2001
                                                                                    --------------------    --------------------
OPERATING ACTIVITIES
    Net loss                                                                       $         (704,552)     $          (526,267)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                          112,443                   16,908
        Provision for loan losses                                                             437,000                   55,000
        Imputed interest costs                                                                      -                    5,107
        Increase in interest receivable                                                      (140,365)                 (24,659)
        Increase in interest payable                                                           53,301                    5,830
        Net other operating activities                                                        (93,000)                 (82,328)
                                                                                       --------------------   --------------------

              Net cash used in operating activities                                          (335,173)                (550,409)
                                                                                       --------------------   --------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                             (3,730,147)                (500,000)
    Proceeds from sales and calls of securities available-for-sale                            615,945                        -
    Net (increase) decrease in federal funds sold                                             500,000               (6,264,000)
    Net increase in loans                                                                 (37,960,594)              (5,454,073)
    Purchase of premises and equipment                                                     (1,847,068)              (1,223,595)
    Purchase of insurance policies                                                         (1,710,000)                        -
                                                                                       --------------------    --------------------

            Net cash used in investing activities                                         (44,131,864)             (13,441,668)
                                                                                       --------------------    --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                               44,953,466                5,486,293
    Proceeds from other borrowings, net                                                        72,848                   42,620
    Proceeds from line of credit                                                                    -                  739,269
    Repayment of line of credit                                                                     -                 (749,269)
    Advances from organizers                                                                        -                   10,000
    Proceeds from issuance of common stock                                                          -                8,814,430
    Proceeds from exercise of stock warrants                                                   58,330                        -
    Stock offering costs                                                                            -                  (69,882)
                                                                                       --------------------    --------------------

            Net cash provided by financing activities                                      45,084,644               14,273,461
                                                                                       ---------------------   --------------------

Net increase in cash and due from banks                                                       617,607                  281,384

Cash and due from banks at beginning of year                                                  288,419                    7,035
                                                                                       --------------------    --------------------

Cash and due from banks at end of year                                             $          906,026     $            288,419

                                                                                       ====================    ====================

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                              2002               2001
                                                                                         ---------------    ---------------

SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                                                               $      716,451     $       18,313

NONCASH TRANSACTIONS

    Issuance of common stock in exchange for land                                        $            -     $      450,000

    Issuance of common stock for organizer advances                                      $            -     $      120,000

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

                Basis of Presentation and Accounting Estimates

                     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

                     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation allowance against deferred tax assets.

                Cash, Due From Banks and Cash Flows

                     For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold, deposits and other borrowings are reported net.

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

                     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans

                     Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the unpaid principal balance.

                     Nonrefundable loan fees, net of loan origination costs, are deferred and recognized as an adjustment of the related loan yield over the life of the loan using a method which approximates a level yield.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loans are returned to accrual status.

                     The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses will be charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries will be credited to the allowance.

                     The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

                  Securities Sold Under Repurchase Agreements

                     Securities sold under repurchase agreements, which are classified as other borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

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

                  Losses Per Share

                     Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential dilutive common shares. Potential common shares consist of stock warrants and stock options. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of December 31, 2002 and 2001 were 938,948 and 938,453, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Stock Compensation Plans

                     At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note
                     7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the proforma effect on net loss and losses per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                                           Years Ended December 31,
                                                                                        --------------------------------
                                                                                             2002             2001
                                                                                        ----------------  --------------

                     Net loss, as reported                                              $     (704,552)   $   (526,267)
                     Deduct: Total stock-based compensation
                           expense determined under fair value based
                           method for all awards                                              (472,147)               -
                                                                                        ----------------  --------------

                     Pro forma net loss                                                 $   (1,176,699)   $   (526,267)
                                                                                        ================  ==============

                     Losses per share:
                        Basic and diluted- as reported                                  $        (0.75)   $      (0.56)
                                                                                          ==============    ============

                        Basic and diluted- pro forma                                    $        (1.25)   $      (0.56)
                                                                                          ==============    ============

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

                  Recent Accounting Standards

                  In December 2002, the Financial Accounting Standards Board
                  (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The Company has not elected to adopt the recognition provisions of this Statement for stock-based compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                             Gross            Gross
                                                           Amortized       Unrealized       Unrealized          Fair
                                                              Cost           Gains            Losses           Value
                                                         ---------------  -------------    -------------   ---------------
                     Securities Available-for-Sale
                        December 31, 2002:
                        U. S. Government and
                           agency securities             $    2,500,000   $     26,563     $     -         $    2,526,563
                         Mortgage backed securities           1,114,201          4,520          (2,249)         1,116,472
                                                         ---------------  -------------    -------------   ---------------

                                                         $    3,614,201   $     31,083     $    (2,249)    $    3,643,035
                                                         ===============  =============    =============   ===============

                        December 31, 2001:
                        U. S. Government and
                           agency securities             $     500,000    $      2,578     $        -      $      502,578
                                                         ==============   =============    =============   ===============

                  Securities with a carrying value of $957,732 and $115,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

                  The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                                                             Amortized           Fair
                                                                                               Cost             Value
                                                                                          ----------------  ---------------

                     Due from one to five years                                           $     2,000,000   $    2,024,688
                     Due from five to ten years                                                   500,000          501,875
                     Mortgage backed securities                                                 1,114,201        1,116,472
                                                                                          ----------------  ---------------

                                                                                          $     3,614,201   $    3,643,035
                                                                                          ================  ===============

NOTE 3.  LOANS

                  The composition of loans as of December 31, 2002 and 2001 is summarized as follows:

                                                                                            2002               2001
                                                                                     -------------------  -----------------


                      Commercial                                                     $       5,652,066    $       831,039
                      Real estate - construction                                            19,470,548          1,276,405
                      Real estate - mortgage                                                17,045,098          2,979,737
                      Consumer installment and other                                         1,394,425            403,207
                                                                                     -------------------  -----------------

                                                                                            43,562,137          5,490,338
                      Deferred loan fees                                                      (147,470)           (36,315)
                      Allowance for loan losses                                               (492,000)           (55,000)
                                                                                     -------------------  -----------------

                      Loans, net                                                     $      42,922,667    $     5,399,073
                                                                                     ===================  =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Changes in the allowance for loan losses are as follows:

                                                                                           Years Ended December 31,
                                                                                     --------------------------------------
                                                                                            2002               2001
                                                                                     -------------------  -----------------


                      Balance, beginning of year                                     $           55,000   $           -
                        Provision for loan losses                                               437,000            55,000
                        Loans charged off                                                           -                 -
                        Recoveries of loans previously charged off                                  -                 -
                                                                                     -------------------  -----------------

                      Balance, end of year                                           $          492,000   $        55,000
                                                                                     ===================  =================


                Management has identified no amounts of impaired loans as defined by SFAS No. 114, Accounting by Creditors for
                Impairment of a Loan, as of and for the years ended December
                31, 2002 and 2001. There were no nonaccrual loans or loans past due greater than ninety days and still accruing as of December 31, 2002 and 2001.

                In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2002 are as follows:


                      Balance, beginning of year                                                      $        25,318
                         Advances                                                                           1,559,119
                         Repayments                                                                          (755,375)
                                                                                                      -----------------
                                                                                                      -----------------
                      Balance, end of year                                                            $       829,062
                                                                                                      =================



NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                                                                December 31,
                                                                                    --------------------------------------

                                                                                          2002                2001
                                                                                    ------------------   -----------------


                      Land and improvements                                         $        730,769     $       730,769
                      Construction in process                                                    -               616,926
                      Building                                                             2,097,726              64,263
                      Furniture and equipment                                                697,168             266,637
                                                                                    ------------------   -----------------

                                                                                           3,525,663           1,678,595
                      Accumulated depreciation                                              (129,351)            (16,908)
                                                                                    ------------------   -----------------

                                                                                    $      3,396,312     $     1,661,687
                                                                                    ==================   =================

                  The Company's land was purchased during 2001 from a director of the Company in exchange for cash and common stock. The purchase price of the land was $730,769.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  DEPOSITS

                    The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $8,472,205 and $1,461,459, respectively. At December 31, 2002, the scheduled maturities of time deposits are as follows:

                    2003                                                                                 $   12,282,956
                    2004                                                                                      1,288,680
                    2005                                                                                        101,316
                    2006                                                                                            -
                    2007                                                                                        171,604
                                                                                                         ----------------
                                                                                                         $   13,844,556
                                                                                                         ================


NOTE 6.  OTHER BORROWINGS

                  Other borrowings consist of the following:
                                                                                                    December 31,
                                                                                           --------------------------------
                                                                                                 2002             2001
                                                                                           ---------------  ---------------

                      Note payable for the purchase of an automobile with zero percent financing terms. Loan is payable in 36 equal monthly payments
                       and matures on October 31, 2004.                                    $      27,578    $       42,620

                      Securities sold under repurchase agreements                                 87,890                 -

                                                                                           --------------   ---------------

                                                                                           $     115,468    $       42,620
                                                                                           ==============   ===============


NOTE 7.  EMPLOYEE AND DIRECTOR BENEFITS

                  Deferred Compensation Plan

                    During 2002, the Company established an executive supplemental income plan for certain key officers whereby benefits are payable at age sixty-one or if they become totally disabled or if they have completed a minimum number of years of service to the Bank. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Company expensed $9,180 for the year ended December 31, 2002 under this plan.

                    The Company is also the owner and beneficiary of life insurance policies on the lives of certain key officers. The Company intends to use these policies to fund the benefit plan described above. The carrying value of the policies was $1,740,604 at December 31, 2002. The Company accrued income of $30,604 for the year ended December 31, 2002 for the increase in the cash surrender value of these policies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  EMPLOYEE AND DIRECTOR BENEFITS (Continued)

                  Stock Options

                    The Company adopted a stock option plan during 2002 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 151,086 options to purchase common shares of the Company. As of December 31, 2002, no options under the plan have been granted.

                  Stock Warrants

                    In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased in the Company's common stock offering. The warrants vest in three annual installments beginning on the first anniversary of the date the Bank commenced operations and are exercisable in whole or in part during the ten year period following the date the Bank commenced operations, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. At December 31, 2002 and 2001, there were 329,167 and 335,000 warrants outstanding, respectively.

                     Other pertinent information related to the warrants is as follows:

                                                                                 Years Ended December 31,
                                                                  -------------------------------------------------------
                                                                            2002                         2001
                                                                  -------------------------   ---------------------------
                                                                                Weighted-                    Weighted-
                                                                                 Average                      Average
                                                                                Exercise                      Exercise
                                                                    Number        Price         Number         Price
                                                                  -----------  ------------   ------------  -------------

                      Warrants outstanding, beginning of year      335,000     $      10.00           -      $        -
                         Granted                                        -               -         335,000           10.00
                         Exercised                                  (5,833)           10.00           -               -
                                                                  ----------                    ----------

                      Warrants outstanding, end of year            329,167            10.00       335,000           10.00
                                                                  ==========                    ==========


                      Exercisable, end of year                     105,834            10.00           -               -
                                                                  ==========                    ==========


                      Weighted-average fair value of warrants
                         granted during the year                               $        -                    $       4.23

                      Weighted-average life of
                         outstanding options                                      8.8 years


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.           EMPLOYEE AND DIRECTOR BENEFITS (Continued)

                  Stock Warrants (Continued)

                  The fair value of each stock option and stock warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. No stock options or warrants were granted in 2002.

                                                                                         Year Ended December 31,
                                                                                       ----------------------------
                                                                                                 2001
                                                                                       ----------------------------


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

                  401(k) Profit Sharing Plan

                  During 2002, the Company adopted a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense for the year ended December 31, 2002 was $11,581.


NOTE 8.  INCOME TAXES

                  Income taxes consist of the following:

                                                                                       Years Ended December 31,
                                                                                   ------------------------------------
                                                                                          2002                2001
                                                                                   ------------------   ---------------

                      Deferred                                                     $       (262,480)    $    (196,840)
                      Change in valuation allowance                                         262,480           196,840
                                                                                   ------------------   ---------------

                                     Income tax                                    $             -      $         -
                                                                                   ==================   ===============

                  The Company's income tax differs from the amounts computed by applying the federal income tax statutory rates to loss before income taxes. A reconciliation of the differences is as follows:

                                                                                           Years Ended December 31,
                                                                                       ----------------------------------
                                                                                            2002              2001
                                                                                       ---------------   ----------------


                        Tax provision at statutory rate                                $    (239,548)    $     (178,931)
                           Other items                                                         4,071              3,344
                           State income tax (benefit)                                        (27,003)           (21,253)
                           Change in valuation allowance                                     262,480             196,840
                                                                                       ---------------   ----------------

                        Income tax                                                     $          -      $          -
                                                                                       ===============   ================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  INCOME TAXES (Continued)

                    The components of deferred income taxes are as follows:

                                                                                                December 31,
                                                                                     -----------------------------------
                                                                                           2002              2001
                                                                                     -----------------  ----------------

                   Deferred tax assets:
                      Depreciation                                                   $           -      $          738
                      Loan loss reserves                                                      71,429               -
                      Preopening and organization expenses                                   134,725           186,128
                      Net operating loss carryforward                                        382,799            97,645
                      Other                                                                      694                53
                                                                                     -----------------  ----------------

                                                                                             589,647           284,564

                   Valuation allowance                                                      (503,647)         (240,187)
                                                                                     -----------------  ----------------

                                                                                              86,000            44,377
                                                                                     -----------------  ----------------

                   Deferred tax liabilities:
                      Loan loss reserves                                                         -              15,139
                      Depreciation                                                            35,206                 -
                      Securities available-for-sale                                           10,092               980
                      Cash basis adjustment for income tax reporting purposes                 50,794            28,258
                                                                                     -----------------  ----------------

                                                                                              96,092            44,377
                                                                                     -----------------  ----------------


                   Net deferred tax liabilities                                      $       (10,092)    $           -
                                                                                     =================  ================

                  At December 31, 2002, the Company has available net operating loss carryforwards of $1,014,306 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2021.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

                  Loan Commitments

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Loan Commitments (Continued)

                     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                                                                 December 31,
                                                                                       ----------------------------------
                                                                                            2002              2001
                                                                                       ---------------   ----------------


                      Letters of credit                                                $       64,795    $           -
                      Commitments to extend credit                                         14,490,065          2,631,037
                                                                                       ---------------   ----------------

                                                                                       $  14,554,860     $     2,631,037
                                                                                       ===============   ================

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

                  Contingencies

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                  Lease Commitments

                     During 2002, the Company leased space for a loan production office under a noncancelable agreement that requires the payment of monthly rentals, required maintenance, and insurance. The lease is for a three-year term and is accounted for as an operating lease. The projected minimum rental commitments due under the operating lease is summarized as follows:

                        Years Ending December 31
                              2003                                                                        $          18,407
                              2004                                                                                   19,142
                              2005                                                                                   14,781
                                                                                                              --------------

                                                                                                          $          52,330
                                                                                                              ==============


                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.  COMMITMENTS AND CONTINGENCIES (Continued)

                  Lease Commitments (Continued)

                     The Company leased a temporary operations facility under a noncancelable agreement which required the payment of monthly rentals, normal maintenance, and insurance. The lease expired on February 28, 2002.

                     The total rental expense for the years ended December 31, 2002 and 2001 is $8,652 and $17,523, respectively.

NOTE 10.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Cobb County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas. Eighty-four percent of the Company's loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company's market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets, as defined, or approximately $1,890,000.


NOTE 11. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, no dividends could be declared without regulatory approval.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. REGULATORY MATTERS (Continued)

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2002 and 2001, the Company and the Bank met all capital adequacy requirements to which they are subject.

                  As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  The Company and the Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following tables:

                                                                                                          To Be Well
                                                                                   For Capital        Capitalized Under
                                                                                    Adequacy          Prompt Corrective
                                                             Actual                 Purposes          Action Provisions
                                                     -----------------------   --------------------  ---------------------
                                                       Amount       Ratio       Amount     Ratio      Amount      Ratio
                                                     -----------  ----------   ---------  ---------  ---------   ---------
                                                                            (Dollars in Thousands)
                                                     ---------------------------------------------------------------------
               December 31, 2002:
               Total   Capital   to  Risk   Weighted
               Assets:
                  Consolidated                       $   8,517      17.20%     $  3,963      8.00%    $   N/A         N/A
                  Bank                               $   8,063      16.28%     $  3,963      8.00%    $ 4,954      10.00%
               Tier  I  Capital  to  Risk   Weighted
               Assets:
                  Consolidated                       $   8,025      16.20%     $  1,982      4.00%    $   N/A         N/A
                  Bank                               $   7,571      15.29%     $  1,982      4.00%    $ 2,972       6.00%
               Tier I Capital to Average Assets:
                  Consolidated                       $   8,025      14.40%     $  2,230      4.00%    $   N/A         N/A
                  Bank                               $   7,571      13.58%     $  2,230      4.00%    $ 2,787       5.00%

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  The estimated fair values and carrying amounts of the Company's financial instruments as of December 31, 2002 and 2001 were as follows:

                                                              December 31, 2002                 December 31, 2001
                                                       --------------------------------    -----------------------------
                                                         Carrying            Fair            Carrying          Fair
                                                          Amount            Value             Amount           Value
                                                       --------------   ---------------    --------------   ------------

                     Financial assets:
                        Cash, due from banks,
                           and federal funds sold      $   6,670,026    $    6,670,026     $  6,552,419     $ 6,552,419
                        Securities available-for-sale      3,643,035         3,643,035          502,578         502,578
                        Loans                             42,922,667        43,670,000        5,399,073       5,540,000
                        Accrued interest receivable          165,024           165,024           24,659          24,659

                     Financial liabilities:
                        Deposits                          50,439,759        50,675,206        5,486,293       5,498,293
                        Other borrowings                     115,468           115,468           42,620          42,620
                        Accrued interest payable              59,131            59,131            5,830           5,830


NOTE 13.          SUPPLEMENTARY FINANCIAL DATA

                  Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                         Years Ended December 31,
                                                                                  ----------------------------------------

                                                                                        2002                  2001
                                                                                  ------------------    ------------------

                      Other expenses:
                        Advertising and business development                      $          38,810     $          33,274
                        Stationery and supplies                                              42,546                16,787
                        Data processing                                                      99,952                 9,855
                        Professional services                                               100,735                58,187
                        Telephone                                                            20,415                10,372
                        Insurance                                                            15,590                15,671
                        Software amortization                                                26,441                   914



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.          PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets of Sweetwater Financial Group, Inc. as of December 31, 2002 and 2001, and the condensed statements of operations and cash flows for the years then ended.

                                                           CONDENSED BALANCE SHEETS
                                                                                            2002                2001
                                                                                     ----------------    -----------------

                      Assets
                        Cash                                                         $       453,849      $        438,566
                        Investment in subsidiary                                           7,590,297             8,235,638
                                                                                     ----------------     -----------------


                            Total assets                                             $     8,044,146      $      8,674,204
                                                                                     ================     =================


                        Total shareholders' equity                                   $     8,044,146      $      8,674,204
                                                                                     ================     =================


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                            2002                2001
                                                                                     ----------------    -----------------

                    Expenses
                       Interest                                                      $             -     $       5,107
                       Other                                                                  43,047               -
                                                                                     ----------------    ---------------

                                                                                              43,047             5,107
                                                                                     ----------------    ---------------


                           Loss before losses of subsidiary                                 (43,047)            (5,107)

                           Equity in losses of subsidiary                                  (661,505)          (521,160)
                                                                                     ----------------    ---------------

                    Net loss                                                         $     (704,552)     $    (526,267)
                                                                                     ================    ===============


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14.          PARENT COMPANY FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          2002                2001
                                                                                    ------------------  ------------------

                  OPERATING ACTIVITIES
                     Net loss                                                       $       (704,552)   $       (526,267)
                     Adjustments to reconcile net loss to net
                        cash used in operating activities:
                        Equity in losses of subsidiary                                       661,505             521,160
                        Net other operating activities                                              -             (8,690)
                                                                                    ------------------  ------------------


                           Net cash used in operating activities                             (43,047)            (13,797)
                                                                                    ------------------  ------------------


                  INVESTING ACTIVITIES
                     Investment in subsidiary                                                     -           (8,299,220)

                                                                                    ------------------  ------------------

                           Net cash used in investing activities                                  -           (8,299,220)
                                                                                    ------------------  ------------------


                  FINANCING ACTIVITIES
                     Proceeds from issuance of common stock                                       -            8,814,430
                     Proceeds from exercise of stock warrants                                 58,330                  -
                     Stock offering costs                                                         -              (69,882)
                     Proceeds from line of credit                                                 -              739,269
                     Repayment of line credit                                                     -             (749,269)
                     Proceeds from organizer advances                                             -               10,000
                                                                                    ------------------  ------------------


                           Net cash provided by financing activities                          58,330           8,744,548
                                                                                    ------------------  ------------------


                  Net increase in cash                                                        15,283             431,531

                  Cash at beginning of year                                                  438,566               7,035
                                                                                    ------------------  ------------------


                  Cash at end of year                                               $        453,849    $        438,566
                                                                                    ==================  ==================


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------------------
         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -----------------------------------------------------------------------

         The following sets forth certain information regarding our executive officers and directors as of March 22, 2003. Our articles of incorporation provide for a classified board of directors so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2005 annual meeting of shareholders, Class II at the 2003 annual meeting of shareholders, and Class III at the 2004 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors.

   Name                        Age              Position
   Ken L. Barber               48               President, Chief Executive
                                                Officer and Director
   Fred D. Bentley, Jr.        47               Director
   Earl D Ehrhart, IV          43               Director, Vice Chairman
   Phillip T. Homan            58               Director
   Cheryl S. Moultrie          50               Director
   John Wesley Rakestraw       45               Director
   Philip H. Ekern             57               Chief Financial Officer
   Andrew Schival              43               Director
   Charlie Watts               58               Director
   Paul D. Wilkerson           52               Director, Chairman of the Board
   R. Lynn Wilson              52               Director

         Ken Barber, Class III director since February 6, 2001, is the president and chief executive officer of Georgian Bank and Sweetwater Financial Group, Inc. Mr. Barber has over 26 years banking experience in Georgia. Prior to joining Sweetwater Financial Group, Mr. Barber served as president and chief executive officer of Citizens & Merchants State Bank in Douglasville, Georgia for 14 years. From 1976 to 1986, he served in various capacities for Wachovia Corporation, including vice president of commercial lending. Mr. Barber graduated from the State University of West Georgia with a business administration degree in 1976 and attended the University of Georgia Banking School from 1979 to 1981. Mr. Barber served on the Board of Directors of the Douglas County Chamber of Commerce and the Cobb County Chamber of Commerce and was active in the Rotary Club for 14 years.

         Fred D. Bentley, Jr., Class I director since August 2000, is a partner in the law firm of Bentley, Bentley & Bentley, located in Marietta, Georgia. Mr. Bentley has practiced law for over 20 years and is licensed in Georgia, Louisiana, and Texas. He currently serves as outside counsel for Cobb County and as city attorney for the City of Kennesaw. Mr. Bentley graduated from the University of Georgia with a degree in accounting in 1977 and Emory University School of Law in 1980. He serves as a trustee on the Kennesaw State University Foundation and as a member of the Executive Committee of the Marietta Cobb Museum of Art. Mr. Bentley was named as Honorary Consul General for the nation of The Gambia in West Africa and has been active in the Olympic movement on behalf of The Gambia and ANOCA.

         Earl Day Ehrhart, IV, Class I director since our inception in March 2000, and vice chairman of Sweetwater Financial Group, is senior vice president of The Facility Group, Inc., an architectural and engineering firm located in Smyrna, Georgia. Mr. Ehrhart is currently serving his third term as the Minority Whip of the Georgia House of Representatives, and represents District 36, Powder Springs, Georgia. He is also a member of the Rules, Insurance, Banks and Banking and Ethics committees. Mr. Ehrhart received a B.A. degree in political science in 1980 from the University of Georgia. He is the State Chairman for the Georgia chapter of the American Legislative Exchange Council (ALEC) and is a member of the ALEC National Board. Mr. Ehrhart currently serves as a member of the National Republican Legislators Association, the West Cobb Rotary Club, and the Cobb County Chamber of Commerce.

         Phillip T. "Murray" Homan, Class II director since our inception in March 2000, owned Sun Valley Beach, Inc., a recreational facility located in Cobb County, for 28 years. Mr. Homan has served on the Cobb Convention and Visitors Bureau for over 10 years, four of those years as chairman, and the Cobb County Board of Zoning and Appeals and the Cobb County Planning Board for nine years. He has also served as a director and as president of the South Cobb division of the Cobb Chamber of Commerce, and was a former president of the National Swim and Recreation Association. Mr. Homan graduated from the Regional Leadership Institute in 1993. He is currently involved with numerous local civic organizations including the Powder Springs Business Association, Rotary International, Optimist Club, and the Red Cross.

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

         John Wesley Rakestraw, Class I Director since May 17, 2001, has been the president and chief executive officer of Raker Construction Co., LLC, a construction company specializing in general contracting, since 1985. Mr. Rakestraw is an active member of the Paulding County Water and Sewer Board. He is also a member of the Board of Directors of the Paulding County Boys and Girls Club. Mr. Rakestraw was appointed in 2001 by Governor Roy Barnes to the Georgia Technical Adult Education Board and he was also Paulding County's 2001 Business Leader of the Year.

         Philip Ekern has been the chief financial officer of our company and our bank since October 17, 2002. Mr. Ekern graduated from the University of Wisconsin - Milwaukee in 1967 with a B.B. A. degree in Finance. He worked in various accounting positions at the First National Bank of Milwaukee, Wisconsin from 1967 to 1972. From 1976 to 1986, Mr. Ekern was employed by the First National Bank of Cobb County and from 1986 to 1990 by Barnett Banks of Atlanta, which had purchased the First National Bank of Cobb County. He worked in the accounting area and was promoted to controller. Mr. Ekern joined Charter Bank & Trust Co. as chief financial officer in 1990 where he worked until he moved to Georgian Bank.

         Andrew Schival, Class II director since September 2000, is employed by Dataliant, Inc. as chief operating officer as well as owner and president of Andrew Schival CPA, CFP, PC. Mr. Schival is a member or partner of Beatty, Schival & Assoc., LLC, Schival, Beatty Building, LLC, and Homan Schival Properties. Mr. Schival has over 15 years experience managing the engagements of multi-family property management companies including HUD and FmHA insured complexes. He received a B.A. degree in business administration from Georgia State University. Mr. Schival is a member of the American Institute of Certified Public Accountants, the Georgia Society of Certified Public Accountants, the Cobb County Chamber of Commerce, and the North Fulton Chamber of Commerce.

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

Item 10.  Executive Compensation
---------------------------------
         The following table shows the cash compensation we paid to our Chief Executive Officer and President for the years ended December 31, 2002 and December 31, 2001. None of our other executives earned total annual compensation, including salary and bonus, in excess of $100,000 in 2002.

                                                   Annual Compensation          All Other
                                                                              Compensation
Name and Principal Position               Year       Salary       Bonus

Kenneth L. Barber                         2002     $ 179,027     $  --         $8,000 (2)
    President and Chief Executive         2001     $ 145,833     $  --
Officer of the Company and the
Bank

(1) Executive officers of the company also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received in the fiscal year by Mr. Barber did not exceed the lesser of either $50,000 or 10% of his annual salary and bonus. In addition, Mr. Barber received stock warrants for 85,500 shares in connection with his purchase of common stock in our initial offering. See "Stock Warrants" under Item 5 above.

(2) The company paid life insurance premiums in the amount of $8,000 in 2002 with respect to term life insurance for the benefit of Mr. Barber. The company anticipates that Mr. Barber will receive the benefit of the policy's cash surrender value.

Employment Agreements

         Kenneth L. Barber. On February 27, 2001, we entered into an employment agreement with Kenneth L. Barber for a five-year term which is extended automatically at the end of the five years for successive three-year terms, pursuant to which he serves as the president, chief executive officer, and a director of both our company and our subsidiary bank. Mr. Barber is paid an initial salary of $175,000, plus his yearly medical insurance premium. He receives an annual increase in his salary equal to a minimum of 3% per year. The board of directors may increase Mr. Barber's salary above this level, but not below it. He is entitled to receive a one time bonus of 6% of his salary when the bank has achieved cumulative profitability for three consecutive months. He is eligible to receive a bonus equal to up to 50% of his base salary based on profitability and earnings growth of the bank. He is eligible to participate in any management incentive program of the bank or any long-term equity incentive program and is eligible for grants of stock options and other awards thereunder. In January 2003, Mr. Barber was granted options to purchase 30,000 shares of common stock under this employment agreement and options to purchase 2,500 shares under the Employee Stock Option Plan. The 30,000 options vest over a five-year period (from his original employment date of February 27, 2001) and have a term of ten years. The 2,500 options vest over a three year period (also from his original employment date) and have a term of ten years. Additionally, Mr. Barber will participate in the bank's retirement, welfare, and other benefit programs and is entitled to a life insurance policy, a disability policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

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

Director Compensation

         Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the Board of Directors. We did not pay any directors' fees during the last fiscal year. However, we may, pursuant to our bylaws, begin to compensate our directors at some time in the future.

Deferred Compensation Plan

During 2002, the Company established an executive supplemental income plan for certain key officers whereby benefits are payable at age sixty-one or if he or she becomes totally disabled or if he or she has completed a minimum number of years of service to the Bank. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Company expensed $9,180 for the year ended December 31, 2002 under this plan.

The Company is also the owner and beneficiary of life insurance policies on the lives of its key officers. The Company intends to use these policies to fund the benefit plan described above. The carrying value of the policies was $1,740,604 at December 31, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         The following table shows how much of our common stock is owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of March 22, 2003. In addition, each organizer is entitled to receive a warrant to purchase one share of common stock at a purchase price of $10.00 per share for every share purchased by that organizer in the offering. The warrants, which are represented by separate warrant agreements, vest on each of the first three anniversaries of the bank's opening for business and are exercisable in whole or in part during the ten year period following that date.

                                                 Amount and Nature of
                                                Beneficial Ownership(1)                           % of Beneficial
                        Name                                              Right to Acquire (2)      Ownership(3)

       Ken L. Barber.......................             68,288                   28,500                9.9%
       Fred D. Bentley, Jr.................             40,188                   13,333                5.6%
       Earl D. Ehrhart, IV.................             10,588                    3,467                1.5%
       Phillip T. Homan....................             10,188                    3,333                1.4%
       Cheryl S. Moultrie..................             35,188                   11,667                4.9%
       John Wesley Rakestraw...............             10,188                        0                1.1%
       Andrew Schival......................             12,188                    4,000                1.7%
       Charlie Watts.......................             28,188                    9,333                3.9%
       Paul D. Wilkerson...................             25,788                    8,533                3.6%
       R. Lynn Wilson......................             50,188                   16,667                7.0%

       All directors and executive officers            290,980                   98,833                37.4%
       as a group (10 persons)


(1) Includes shares for which the named person:
        o has sole voting and investment power,
        o has shared voting and investment power with a spouse, or
        o holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

         Does not include shares that may be acquired by exercising stock options or warrants.

(2) Includes shares that may be acquired within the next 60 days by exercising stock options or warrants but does not include any other stock options or warrants.

(3) Determined by assuming the named person exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------
         We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy that these transactions are on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with organizers or other affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

         We have engaged the law firm of Bentley, Bentley & Bentley located in Marietta, Georgia to provide legal services to Sweetwater Financial Group. Fred
D. Bentley, Jr., who is an organizer and a director of Sweetwater Financial Group, is a partner in the law firm. Fred D. Bentley, Jr. served as legal counsel to Sweetwater Financial Group until he accepted an invitation from the group to become a director. The law firm continues to represent Sweetwater Financial Group.

         One of our organizers, Lynn Wilson, is a partner in GW Investments. GW Investments entered into a contract with Sweetwater Financial Group for the sale of a tract of land consisting of approximately 1.6 acres for the site of the main office of Georgian Bank. We purchased the property through the issuance of 45,000 shares of our common stock (valued at $10.00 per share) and the payment of cash in the amount of $280,769. Mr. Wilson also received a warrant to purchase 45,000 shares in connection with this transaction. We obtained a certified appraisal of the property by an MAI appraiser, who appraised the property at $760,000, and a second certified appraisal of $775,000.

Item 13.   Exhibits, List and Reports on Form 8-K
-------------------------------------------------
(a) The following documents are filed as part of this report:

       3.1            Articles of  Incorporation  of the Company  (incorporated
                      by reference to Exhibit 3.1 of the Company's Registration
                      Statement on Form S-1 File No. 333-53536).
       3.2            Bylaws  of  the  Company (incorporated by reference to
                      Exhibit  3.2  of  the  Company's Registration Statement
                      on Form S-1 File No. 333-53536).
       4.1            See Exhibits 3.1 and 3.2 for provisions of the Articles of
                      Incorporation  and Bylaws defining the rights of holders
                      of Common Stock of the Company  (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on
                      Form S-1 File No. 333-53536).
       4.2            Form of  certificate  of common  stock  (incorporated  by
                      reference  to  Exhibit  4.2 of the Company's Registration
                      Statement on Form S-1 File No. 333-53536).
       4.3            2002 Stock Incentive Plan(incorporated  by reference to
                      Exhibit 4.3 of the Company's Form S-8 File No.333-53536).
       4.4            Form of Warrant Agreement (incorporated  by reference to
                      Exhibit 4.4 of the Company's Form S-8 File No. 333-53536).
      10.1            Employment  Agreement  between the Company and
                      Kenneth L. Barber dated February  27, 2001
                      (incorporated  by reference to Exhibit 10.7 of the
                      Company's Registration  Statement on Form
                      S-1 File No. 333-53536).
      21              Subsidiaries of the Company
      24.1            Power of Attorney (filed as part of the signature page).

(b) Reports on Form 8-K
         The following report was filed on Form 8-K during the fourth quarter ended December 31, 2002.

         The Company filed a Form 8-K on November 13, 2002 to disclose that the Chief Executive Officer, Kenneth L. Barber, and the Chief Financial Officer, Philip Ekern, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



Item 14. Controls and Procedures
---------------------------------
            Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

                                          SWEETWATER FINANCIAL GROUP, INC.


Date:   March 20, 2003                    By:  /s/ Kenneth L. Barber
       ---------------                    -------------------------------------
                                          Kenneth L. Barber
                                          President and Chief Executive Officer


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth L. Barber and Philip Ekern as the true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Signatures                   Title                                  Date

/s/ Kenneth L. Barber
----------------------
Kenneth L. Barber            President and Chief Executive       March 20, 2003
                             Officer (principal
                             executive officer)

/s/ Philip Ekern
----------------------
Philip Ekern                 Chief Financial Officer,            March 20, 2003
                             (principal accounting and
                             financial office)

/s/ Fred Bentley, Jr.
-----------------------
Fred Bentley, Jr.            Director                            March 20, 2003

/s/ Early Day Ehrhart, IV
--------------------------
Earl Day Ehrhart, IV         Vice Chairman, Director             March 20, 2003

/s/ Phillip T. Homan
-------------------------
Phillip T. Homan             Director                            March 20, 2003


-------------------------
Cheryl Moultrie              Director                            March 20, 2003


/s/ John Wesley Rakestraw    Director                            March 20, 2003
-------------------------
John Wesley Rakestraw

/s/ Andrew Schival
-------------------------
Andrew Schival               Director                            March 20, 2003

/s/ L. Charles Watts
-------------------------
L. Charles Watts             Director                            March 20, 2003

-------------------------
Paul D. Wilkerson            Chairman, Director                  March 20, 2003

/s/ R. Lynn Wilson
-------------------------
R. Lynn Wilson               Director                            March 20, 2003

                                  EXHIBIT INDEX
Exhibit
Number     Description
-------    ------------
 3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement
           on Form S-1 File No. 333-53536).
 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 File No. 333-53536).
 4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of holders of Common Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 File No. 333-53536).
 4.2       Form of certificate of common stock (incorporated by reference to
           Exhibit 4.2 of the Company's Registration Statement on Form S-1
           File No. 333-53536).
 4.3 2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's Form S-8 File No. 333-53536).
 4.4 Form of Warrant Agreement (incorporated by reference to Exhibit 4.4 of the Company's Form S-8 File No. 333-53536).
 10.1 Employment Agreement between the Company and Kenneth L. Barber dated February 27, 2001 (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1
           File No. 333-53536).
 21        Subsidiaries of the Company
 24.1      Power of Attorney (filed as part of the signature page).

      Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kenneth L. Barber, President and C.E.O., certify that:

1. I have reviewed this annual report on Form 10-KSB of Sweetwater Financial Group, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003



                                          /s/ Kenneth L. Barber
                                         --------------------------------------
                                         Kenneth L. Barber, President and C.E.O.
                                        (Principal Executive Officer)

      Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Philip Ekern, C.F.O., certify that:

1. I have reviewed this annual report on Form 10-KSB of Sweetwater Financial Group, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 20, 2003


                                         /s/ Philip Ekern
                                         -------------------------
                                         Philip Ekern, C.F.O.
                                        (Principal Financial and
                                         Accounting Officer)