Form 10QSB
period 2003-03-31
SWEETWATER FINANCIAL GROUP INC
filed 2003-05-12
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     March  31, 2003
                                            -------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

                                       N/A
            --------------------------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of May 12, 2003: 944,286, $.01 par value.

Transitional Small Business Disclosure Format    Yes              No     X
                                                     -------          -------

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY

                                      INDEX


                                                                          Page

Part I.  Financial Information
         ---------------------

Item 1.  Financial Statements (unaudited)..................................3-6

Item 2.  Management's Discussion and Analysis or Plan of Operation .......7-12

Item 3.  Controls and Procedures............................................12


Part II. Other Information
         -----------------

Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities and Use of Proceeds..........................13

Item 3.  Defaults Upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

Signatures        ..........................................................14

Part I - Financial Information
Item 1 - Financial Statements

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (Unaudited)

                                       Assets                                              March 31,        December 31,
                                       ------                                               2003                2002
                                                                                         ------------       ------------

Cash and due from banks                                                                  $  1,636,658       $    906,026

Federal funds sold                                                                          9,867,000          5,764,000
Securities available-for-sale                                                               5,321,684          3,643,035

Loans                                                                                      46,280,429         43,414,667
Less allowance for loan losses                                                                560,500            492,000
                                                                                         ------------       ------------
          Loans, net                                                                       45,719,929         42,922,667

Premises and equipment                                                                      3,384,236          3,396,312
Other assets                                                                                2,188,164          2,063,654
                                                                                         ------------       ------------

          Total assets                                                                   $ 68,117,671       $ 58,695,694
                                                                                         ============       ============

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Deposits
    Noninterest-bearing                                                                  $  3,187,562       $  3,375,301
    Interest-bearing                                                                       56,404,517         47,064,458
                                                                                         ------------       ------------
          Total deposits                                                                   59,592,079         50,439,759
Other borrowings                                                                              438,688            115,468
Other liabilities                                                                              83,523             96,321
                                                                                         ------------       ------------
          Total liabilities                                                                60,114,290         50,651,548
                                                                                         ------------       ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                                -                  -
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 944,286 shares issued and outstanding                                       9,443              9,443
    Capital surplus                                                                         9,369,620          9,369,620
    Accumulated deficit                                                                    (1,391,155)        (1,353,659)
    Accumulated other comprehensive income                                                     15,473             18,742
                                                                                         ------------       ------------
          Total shareholders' equity                                                        8,003,381          8,044,146
                                                                                         ------------       ------------

          Total liabilities and shareholders' equity                                     $ 68,117,671       $ 58,695,694
                                                                                         ============       ============


The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                    Three Months        Three Months
                                                   Ended March 31,     Ended March 31,
                                                        2003                2002
                                                   ---------------     ---------------
Interest income
    Loans                                               $  770,451          $  235,793
    Taxable securities                                      41,756               8,104
    Federal funds sold                                      25,006              12,479
                                                        ----------          ----------
          Total interest income                            837,213             256,376
                                                        ----------          ----------

Interest expense
    Deposits                                               324,823              51,230
    Other borrowings                                           762                   -
                                                        ----------          ----------
          Total interest expense                           325,585              51,230
                                                        ----------          ----------

          Net interest income                              511,628             205,146
Provision for loan losses                                   68,500             127,000
                                                        ----------          ----------
          Net interest income
             after provision for loan losses               443,128              78,146
                                                        ----------          ----------
Other income

    Service charges on deposit accounts                     11,951               2,357
    Other operating income                                  30,825               4,534
                                                        ----------          ----------
          Total other income                                42,776               6,891
                                                        ----------          ----------
Other expenses
    Salaries and employee benefits                         337,648             222,899
    Equipment and occupancy expenses                        73,201              23,902
    Other operating expenses                               112,551              89,326
                                                        ----------          ----------
          Total other expenses                             523,400             336,127
                                                        ----------          ----------

     Loss before income taxes                              (37,496)           (251,090)
Income taxes                                                     -                   -
                                                        ----------          ----------
     Net loss                                              (37,496)           (251,090)
                                                        ----------          ----------
Other comprehensive income:
   Unrealized loss on securities
      available for sale arising during period              (3,269)             (6,484)
                                                        ----------          ----------
         Comprehensive loss                             $  (40,765)         $ (257,574)
                                                        ==========          ==========

Basic loss per share                                    $    ( .04)         $    (0.27)
                                                        ==========          ==========

Diluted loss per share                                  $     (.04)         $    (0.27)
                                                        ==========          ==========

Cash dividends per share                                $        -          $        -
                                                        ==========          ==========

The accompanying notes are an integral part of these financial statements.

                        SWEETWATER FINANCIAL GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                                                                      Three Months          Three Months
                                                                                         Ended                Ended
                                                                                        March 31,            March 31,
                                                                                          2003                 2002
                                                                                      ------------          ------------
OPERATING ACTIVITIES
    Net loss                                                                          $    (37,496)         $   (251,090)
    Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                       46,745                13,395
        Provision for loan losses                                                           68,500               127,000
        Increase in interest receivable                                                    (27,217)              (37,442)
        Increase (decrease) in interest payable                                            (11,581)               12,991
        Net other operating activities                                                      (7,133)              (90,071)
                                                                                      ------------          ------------
              Net cash provided by (used in) operating activities                           31,818              (225,217)
                                                                                      ------------          ------------

INVESTING ACTIVITIES
    Purchase of securities available for sale                                           (3,398,282)             (500,000)
    Proceeds from sales and calls of securities available for sale                       1,642,814                     -
    Net (increase) decrease in federal funds sold                                       (4,103,000)            4,226,000
    Net increase in loans                                                               (2,865,762)          (11,837,703)
    Purchase of premises and equipment                                                     (28,679)             (830,460)
                                                                                      ------------          ------------
              Net cash used in investing activities                                     (8,752,909)           (8,942,163)
                                                                                      ------------          ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                             9,152,320             9,504,922
    Net increase in other borrowings                                                       299,403                     -
                                                                                      ------------          ------------
              Net cash provided by financing activities                                  9,451,723             9,504,922
                                                                                      ------------          ------------

Net increase in cash and due from banks                                                    730,632               337,542

Cash and due from banks at beginning of period                                             906,026               288,419
                                                                                      ------------         ------------

Cash and due from banks at end of period                                              $  1,636,658          $    625,961
                                                                                      ============          ============

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                           $    337,166          $     38,242
                                                                                      ============          ============



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

           The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

           There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.  STOCK COMPENSATION PLANS

           At March 31, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                               2003               2002
                                                                                            ----------         ---------

           Net loss, as reported                                                            $  (37,496)        $(251,090)
           Deduct: Total stock-based compensation
               expense determined under fair value based
               method for all awards                                                           (33,804)                -
                                                                                            ----------         ---------
           Pro forma net loss                                                               $  (71,300)        $(251,090)
                                                                                            ==========         =========
           Earnings per share:
              Basic - as reported                                                           $    (0.04)        $   (0.27)
                                                                                            ==========         =========
              Basic - pro forma                                                             $    (0.08)        $   (0.27)
                                                                                            ==========         =========
              Diluted - as reported                                                         $    (0.04)        $   (0.27)
                                                                                            ==========         =========
              Diluted - pro forma                                                           $    (0.08)        $   (0.27)
                                                                                            ==========         =========

NOTE 4.    LOSSES PER SHARE

           Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding as of March 31, 2003 and 2002 were 944,286 and 938,453, respectively.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers. This matching is accomplished by monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on November 14, 2001. However, we believe the liquidity of our bank as of March 31, 2003 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2003. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2003 are as follows:

                                                         Actual
                                                         ------
                                    Sweetwater
                                     Financial       Georgian       Regulatory
                                    Group, Inc.        Bank        Requirements
                                    -----------      --------      ------------

     Leverage capital ratio            12.49%         11.79%           5.00%
     Risk-based capital ratios:
     Core capital                      14.66%         13.83%           6.00%
     Total capital                     15.68%         14.86%          10.00%

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $16,626,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.   Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

Financial Condition

Total assets at March 31, 2003 were approximately $68,118,000. During the three month period ended March 31, 2003, we increased loans approximately $2,866,000. Our loan to deposit ratio was 78% as of March 31, 2003 as compared to 86% at December 31, 2002. Funding loan growth and other operational needs was provided by an increase in deposits of approximately $9,152,000.

Funds raised in excess of loan and other operational demands were invested primarily in investment securities and federal funds sold. As of March 31, 2003, we held $9,867,000 in federal funds sold and $5,387,000 in investment securities. We expect to continue to purchase investment securities as loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2003. We monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our capital decreased to $8,003,000 as of March 31, 2003 as compared to $8,044,000 as of December 31, 2002. The decrease is result of the net loss for the three months ended March 31, 2003 of $37,000 and a decrease in net unrealized gains, net of tax effect, in the securities portfolio of $3,000 for the same period.

Results of Operations for the Three Months Ended March 31, 2003 and 2002

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

Net loss for the three month period ended March 31, 2003 was $38,000, compared to a net loss of $251,000 for the three month period ended March 31, 2002. The decrease in the net loss is primarily due to growth in earning assets, which totaled $61,535,000 at March 31, 2003, an increase of $41,209,000 from March 31, 2002. This growth contributed to an increase in net interest income of $306,000 for the three months ended March 31, 2003, to a total of $512,000, compared to the three months ended March 31, 2002.

Our net interest margin was 3.58% for the quarter ended March 31, 2003 compared to 5.54% for the same period in 2002. Our yields on total earning assets dropped to 5.87% for the first quarter of 2003 compared to 6.89% for the first quarter of 2002, as the result of the impact of declining market rates during the year 2002. Our cost of funds, however, did not reflect the market rate decline. Our rate paid on all deposits and borrowings rose to 2.35% for the three months ended March 31, 2003 from 2.19% for the same period in 2002. This was the result of our offering higher rates than many of our competitors on many of our deposit products in order to fund our earning asset growth. In particular, we paid higher than market rates on our savings passbook product to attract funds. During 2003, we have reduced our rate paid on the savings product to improve our spreads. We have also slowed our loan growth, which we believe will help us to maintain our high loan quality levels.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The provision for loan losses was $69,000 for the three month period ended March 31, 2003 compared to $127,000 for the same period in 2002. The allowance for loan losses as a percentage of total loans was 1.21% as of March 31, 2003 compared to 1.13% at December 31, 2002. Through March 31, 2003, no loans have been charged-off since commencement of bank operations.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part I.   Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


Information with respect to non-accrual, past due and restructured loans at March 31, 2003 and 2002 is as follows:

                                                                                   March 31,
                                                                            -----------------------
                                                                               2003         2002
                                                                            ----------   ----------
                                                                             (Dollars in Thousands)
                                                                            -----------------------

Non-accrual loans                                                            $      0     $       0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                         0             0
Restructured loans                                                                  0             0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                      0             0
Interest income that would have been recorded on non-accrual
   and restructured loans under original terms                                      0             0
Interest income that was recorded on non-accrual and restructured loans             0             0

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

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1.   Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)


Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                          ---------------------
                                                                            2003        2002
                                                                          ---------   ---------
                                                                          (Dollars in Thousands)
                                                                          ---------------------

Average amount of loans outstanding                                       $  45,010   $  11,230
                                                                          =========   =========

Balance of allowance for loan losses at beginning of period               $     492   $      55

Loans charged off
   Commercial and financial                                                       0           0
   Real estate mortgage                                                           0           0
   Installment                                                                    0           0
                                                                          ---------   ---------
                                                                                  0           0
                                                                          ---------   ---------

Loans recovered
   Commercial and financial                                                       0           0
   Real estate mortgage                                                           0           0
   Installment                                                                    0           0
                                                                          ---------   ---------
                                                                                  0           0
                                                                          ---------   ---------

Net charge-offs                                                                   0           0
                                                                          ---------   ---------

Additions to allowance charged to operating expense during period                69         127
                                                                          ---------   ---------
Balance of allowance for loan losses at end of period                     $     561   $     182
                                                                          =========   =========

Ratio of net loans charged off during the period to
   average loans outstanding                                                      0%          0%
                                                                          =========   =========


Other income was approximately $43,000 for the three months ended March 31, 2003, compared to $7,000 for the same period in 2002. The increase is due to an increase in service charge income on deposit accounts, cash surrender value of bank owned key man life insurance, and other miscellaneous income. The increase in service charges on deposit accounts is directly related to the overall increase of our deposit base.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1.   Financial Information
Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)



Other expenses increased by $187,000 for the three months ended March 31, 2003, compared to the same period in 2002, due primarily to increased salaries, additional depreciation and occupancy expenses associated with premises and equipment and other items related to banking operations.

Salaries and employee benefits increased $115,000 for the three month period ended March 31, 2003 compared to the same period in 2002 due to increased staffing requirements needed to manage the bank's growth. The number of full time equivalent employees increased to 17 at March 31, 2003 from 13 at March 31, 2002. Occupancy and equipment expenses increased $49,000 for the three months ended March 31, 2003, compared to the same period in 2002 due to increased depreciation and other costs associated with our new banking facility, which we first occupied in May 2002. Other operating expenses have increased during the three months ended March 31, 2003 by $23,000 compared to the same period in 2002 due to overall deposit and asset growth and other expenses associated with the bank's operations and growth.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three months ended March 31, 2003 and 2002 because of operating losses incurred to date.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit  Description
-------  -----------
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K - None.

                 SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWEETWATER FINANCIAL GROUP, INC.
                                    (Registrant)
                                     ----------


Date:    May  12, 2003               /s/ Kenneth L. Barber
       ----------------             -------------------------------
                                    Kenneth L. Barber
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:    May 12, 2003                /s/ Philip Ekern
       ----------------             -------------------------------
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


Date:    May 12, 2003



                                     /s/ Kenneth L. Barber
                                    -------------------------------
                                    Kenneth L. Barber, President and C.E.O.
                                    (Principal Executive Officer)

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



Date:  May 12, 2003

                                    /s/ Philip Ekern
                                    -------------------------------
                                    Philip Ekern, C.F.O.
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.