Form 10QSB
period 2003-06-30
SWEETWATER FINANCIAL GROUP INC
filed 2003-08-13
CIK 1132242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _____________

Commission file number NUMBER 333-53536

Sweetwater Financial Group, Inc.
 (Exact name of small business issuer as specified in its charter)

Georgia	58-2531498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Florence Road, Powder Springs, GA 30127
(Address of principal executive offices)   (Zip Code)

(770) 943-1400
(Issuer's telephone number)

N/A
(Former Name, former address and former fiscal year, if changed since last report)

           State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 2003: 944,286, $.01 par value

          Transitional Small Business Disclosure Format (check one): Yes      No  X

SWEETWATER FINANCIAL GROUP, INC.
AND SUBSIDIARY

Part I – Financial Information
Item 1 – Financial Statements

SWEETWATER FINANCIAL GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	June 30,	December 31,
Assets	2003	2002
Cash and due from banks	$1,263,873	$906,026
Federal funds sold	10,125,000	5,764,000
Securities available-for-sale	5,944,140	3,643,035
Loans	48,915,338	43,414,667
Less allowance for loan losses	605,500	492,000

Loans, net	48,309,838	42,922,667
Premises and equipment	3,348,456	3,396,312
Other assets	2,161,193	2,063,654

Total assets	$71,152,500	$58,695,694

Liabilities and Shareholders' Equity
Deposits
Noninterest-bearing	$3,618,675	$3,375,301
Interest-bearing	58,985,701	47,064,458

Total deposits	62,604,376	50,439,759
Other borrowings	371,568	115,468
Other liabilities	126,958	96,321

Total liabilities	63,102,902	50,651,548

Commitments and contingencies
Shareholders' equity
Preferred stock, $.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 10,000,000 shares
authorized; 944,286 shares issued and outstanding	9,443	9,443
Capital surplus	9,369,620	9,369,620
Accumulated deficit	(1,367,219)	(1,353,659)
Accumulated other comprehensive income	37,754	18,742

Total shareholders' equity	8,049,598	8,044,146

Total liabilities and shareholders' equity	$71,152,500	$58,695,694

The accompanying notes are an integral part of these financial statements.

SWEETWATER FINANCIAL GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2003	2002	2003	2002
Interest income
Loans	$819,488	$459,478	$1,589,939	$695,271
Taxable securities	39,028	12,429	80,784	20,533
Federal funds sold	26,763	3,513	51,769	15,992

Total interest income	885,279	475,420	1,722,492	731,796

Interest expense
Deposits	314,866	157,172	639,689	208,402
Other borrowings	2,358	931	3,120	931

Total interest expense	317,224	158,103	642,809	209,333

Net interest income	568,055	317,317	1,079,683	522,463
Provision for loan losses	45,000	130,000	113,500	257,000

Net interest income
after provision for loan losses	523,055	187,317	966,183	265,463

Other income
Service charges on deposit accounts	11,028	6,761	22,979	9,118
Other operating income	31,695	2,509	62,520	7,043

Total other income	42,723	9,270	85,499	16,161

Other expenses
Salaries and employee benefits	338,867	244,039	676,515	466,938
Equipment and occupancy expenses	71,077	36,630	144,278	60,532
Other operating expenses	131,898	118,117	244,449	207,443

Total other expenses	541,842	398,786	1,065,242	734,913

Income (loss) before income taxes	23,936	(202,199)	(13,560)	(453,289)

Income taxes	-	-	-	-

Net income (loss)	23,936	(202,199)	(13,560)	(453,289)
Other comprehensive income:
Unrealized gains on securities
available for sale rising during period	22,281	8,281	19,012	1,797

Comprehensive income (loss)	$46,217	$(193,918)	$5,452	$(451,492)

Basic earnings (loss) per share	$.03	$(.21)	$(.01)	$(.48)

Diluted earnings (loss) per share	$.03	$(.21)	$(.01)	$(.48)

Cash dividends per share	$-	$--	$-	$-

The accompanying notes are an integral part of these financial statements.

SWEETWATER FINANCIAL GROUP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(13,560)	$(453,289)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	108,672	32,278
Provision for loan losses	113,500	257,000
Increase in interest receivable	(42,578)	(101,268)
Increase (decrease) in interest payable	(6,808)	24,345
Net other operating activities	(27,752)	(90,098)

Net cash provided by (used in) operating activities	131,474	(331,032)

INVESTING ACTIVITIES
Purchase of securities available for sale	(6,400,484)	(701,516)
Proceeds from sales and calls of securities available for sale	4,101,117	-
Net (increase) decrease in federal funds sold	(4,361,000)	3,844,000
Net increase in loans	(5,500,671)	(24,086,155)
Purchase of premises and equipment	(33,306)	(1,519,982)

Net cash used in investing activities	(12,194,344)	(22,463,653)

FINANCING ACTIVITIES
Net increase in deposits	12,164,617	23,642,722
Net increase in other borrowings	256,100	(7,521)

Net cash provided by financing activities	12,420,717	23,635,201

Net increase in cash and due from banks	357,847	840,516
Cash and due from banks at beginning of period	906,026	288,419

Cash and due from banks at end of period	$1,263,873	$1,128,935

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$649,617	$184,988

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

The results of operations for the three month and six month periods ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.         CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 3.         STOCK COMPENSATION PLANS

At June 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Six Months Ended June 30,
	2003	2002
Net loss, as reported	$(13,560)	$(453,289)
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards	(33,804)	-

Pro forma net loss	$(47,364)	$(453,289)

Earnings per share:
Basic - as reported	$(0.01)	$(0.48)

Basic - pro forma	$(0.05)	$(0.48)

Diluted - as reported	$(0.01)	$(0.48)

Diluted - pro forma	$(0.05)	$(0.48)

NOTE 4.         EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on earnings (losses) per share. Weighted average shares outstanding during the three and six month periods ended June 30, 2003 and 2002 were 944,286 and 938,453, respectively.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on November 14, 2001. However, we believe the liquidity of our bank as of June 30, 2003 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2003. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of June 30, 2003 are as follows:

		Actual
	Sweetwater
	Financial	Georgian	Regulatory
	Group, Inc.	Bank	Requirements
Leverage capital ratio	11.83%	11.18%	5.00%
Risk-based capital ratios:
Core capital	13.91%	13.15%	6.00%
Total capital	14.96%	14.20%	10.00%

Off-Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $15,708,000 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Financial Condition

Total assets at June 30, 2003 were approximately $71,153,000. During the six month period ended June 30, 2003, we increased loans approximately $5,501,000. Our loan to deposit ratio was 78% as of June 30, 2003 as compared to 86% at December 31, 2002. Funding loan growth and other operational needs was provided by an increase in deposits of approximately $12,165,000.

Funds raised in excess of loan and other operational demands were invested primarily in investment securities and federal funds sold. As of June 30, 2003, we held $10,125,000 in federal funds sold and $5,944,000 in investment securities. We expect to continue to purchase investment securities as we identify opportunities appropriate to our overall asset and liability strategies and goals.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

We expect continued growth in assets and liabilities during the remainder of 2003. We monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the growth of the bank based on our current business plan, but as noted below we would need to seek additional capital to support our projected growth under the new business plan we are planning to pursue.

Our capital increased to $8,050,000 as of June 30, 2003 as compared to $8,044,000 as of December 31, 2002. The increase is result of a combination of the net loss for the six months ended June 30, 2003 of $13,560 offset by an increase in net unrealized gains, net of the tax effect, in the securities portfolio of $19,000 for the same period.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The results of operations are determined by our ability to effectively generate quality loans and deposits, manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses.

Net income for the three month period ended June 30, 2003 was $23,936 compared to a net loss of $202,199 for the three month period ended June 30, 2002. Net loss for the six month period ended June 30, 2003 was $13,560 compared to $453,289 for the six month period ended June 30, 2002. We attained profitability in the second quarter of 2003 because we have increased our earning assets and deposits so that net interest income and non-interest income covers our normal operating expenses incurred in our banking operation plus our provision for loan losses.

Net interest income for the three months ended June 30, 2003 was $568,055 and $317,317 for the three month period ended June 30, 2002. The overall improvement in net interest income is the result of increased earning assets and deposits, offset by a decline in the net interest margin. Average loans increased $22,716,000 and average deposits increased $37,990,000 for the second quarter of 2003 over the second quarter of 2002. Net interest margin was 3.49% in the second quarter of 2003, down from 4.84% in the second quarter of 2002, mainly due to declining market rates.

Net interest income for the six months ended June 30, 2003 was $1,079,683 and for the six month period ended June 30, 2002 was $522,463. As was discussed for the second quarter results, this overall improvement in net interest income is the result of increased earning assets, offset by a decline in the net interest margin. Average loans increased $28,230,000 and average deposits increased $42,389,000 for the first six months of 2003 over the same period in 2002. Net interest margin was 3.64% for the first six months of 2003, down from 5.06% in the first six months of 2002. During the first six months of 2003, the rate earned on average interest-earning assets was 5.80%, and the rate paid on average interest-bearing liabilities was 2.16%, resulting in a net interest margin of 3.64%. For the same period in 2002 the average rate earned on interest-earning assets was 7.10% and the average rate paid on interest-bearing liabilities was 2.04%. The yield on earning assets declined from the prior year due primarily decreases in the prime rate and federal funds rate in 2003 versus 2002.

Our loan portfolio composition is weighted to real estate: as of June 30, 2003, construction and land development loans comprised 45% of the loan portfolio and consists of loans primarily collateralized by one to four family residential properties; and commercial purpose loans secured by real estate, primarily small business commercial properties, comprised 29% of the loan portfolio. The comparable proportions as of December 31, 2002 were 45% for construction and land development loans and 27% for commercial loans secured by real estate. We are actively seeking to diversify our portfolio during the year 2003 and reduce our exposure to loans secured by real estate.

The rate paid on average interest bearing liabilities increased in 2003 compared to 2002 due to significant growth in savings, certificates of deposit and interest bearing demand deposits and the impact of these higher rate products on total interest expense. A large portion of our deposit growth has been in our savings product, due to our pricing strategy for this product. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to changes in market rates, a loss of deposits could occur that would negatively affect our liquidity position. We closely monitor pricing our savings product since it comprised 56% of our total deposits and could be subject to substantial withdrawals if market rates or the stock market were to rise substantially. We plan to continue to offer higher than market rates on the product and believe we can retain these deposits in the future with this strategy. During the year 2002 and during the first six months of 2003, we lowered the rate offered on our savings product four times by a total of one percent and the total balances continued to increase. We do, however, seek to diversify our deposit mix.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Specifically, we have introduced a floating rate certificate of deposit product as an alternative to the savings product with the goal of shifting some balances from savings to time deposits, as well as attracting new deposits.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation of the adequacy of the allowance for possible future loan losses considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to each segment to establish a general allowance for loan losses. The provision for loan losses was $45,000 and $113,500 for the three and six month periods ended June 30, 2003, compared to $130,000 and $257,000 for the three and six month periods ended June 30, 2002. The allowance for loan losses as a percentage of total loans was 1.24% as of June 30, 2003 compared to 1.13% at December 31, 2002. As of June 30, 2003, no loans had been charged-off since inception of operations.

Information with respect to non-accrual, past due and restructured loans at June 30, 2003 and 2002 is as follows:

	June 30,
	2003	2002
	(Dollars in Thousands)
Non-accrual loans	$0	$0
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the
ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on non-accrual
and restructured loans under original terms	0	0
Interest income that was recorded on non-accrual and restructured loans	0	0

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

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

	Six Months Ended
	June 30,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$45,961	$17,708

Balance of allowance for loan losses at beginning of period	$492	$55
Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0
Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net charge-offs	0	0

Additions to allowance charged to operating expense during period	114	257

Balance of allowance for loan losses at end of period	$606	$312

Ratio of net loans charged off during the period to
average loans outstanding	0%	0%

Other income was equal to approximately $42,700 and $85,500 for the three and six months ended June 30, 2003, respectively, compared to $9,000 and $16,000 for the same periods in 2002. The increases are due to increases in service charges on deposit accounts, cash surrender value of bank owned key man life insurance, and other miscellaneous income. The improvement in service charges on deposit accounts is directly related to the overall increase of our deposits.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

Other expenses increased by $143,100 and $330,300 for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002 due primarily to increased salaries, additional depreciation and occupancy expenses associated with premises and equipment and other items related to banking operations.

Salaries and employee benefits increased $94,800 and $209,600 for the three and six month periods ended June 30, 2003 compared to the same periods in 2002 due to the growth in the number of full time equivalent employees required to service our loan and deposit growth. The number of full time equivalent employees increased to 17 at June 30, 2003 from 13 at June 30, 2002.

Occupancy and equipment expenses were $71,000 for the three months ended June 30, 2003, compared to $36,600 for the same period in 2002. Occupancy and equipment expenses were $144,300 for the six months ended June 30, 2003 compared to $60,500 for the six months ended June 30, 2002. These increases reflect increased depreciation and other costs associated with our new banking facility and related equipment, which opened May 14, 2002, and our new Acworth, Georgia, lending center, which opened in February 2003.

Other operating expenses were $131,900 for the three months ended June 30, 2003 and $118,100 for the three months ended June 30, 2002. Other operating expenses were $244,400 for the six months ended June 30, 2003 and $207,400 for the same period in 2002.

We will be subject to federal and state income taxes when taxable income is generated. No income taxes have been accrued for the three and six months ended June 30, 2003 and 2002, because of operating losses incurred to date.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations or our proposed new business plan described below. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2003, there was one matter submitted to a vote of security holders at our annual meeting of shareholders held on May 20, 2003.

Our shareholders elected three members of the board of directors as Class II directors for a three-year term.

Our board of directors is divided into three classes with each class to be nearly equal in number as possible. The three classes have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Fred D. Bentley, Jr., Earl D. Ehrhart, IV, and John Wesley Rakestraw. The current Class II directors are Phillip T. “Murray” Homan, Cheryl Smith Moultrie, and Andrew Schival. The current Class III directors are Kenneth L. Barber, L. Charles Watts, Paul David Wilkerson, and R. Lynn Wilson. The current terms of the Class II directors expired at our annual meeting. Each of the three current Class II directors was nominated for election and stood for election at the annual meeting on May 20, 2003 for a three-year term. The number of votes for the election of the Class II directors was as follows: For Mr. Homan 513,851 votes; for Ms. Moultrie 513,851 votes; and for Mr. Schival 513,851 votes. The number of votes which withheld authority to elect Mr. Homan was 1,200; withheld authority to elect Ms. Moultrie 1,200; and withheld authority to elect Mr. Schival 1,200. The number of votes against the election of directors was as follows: against Mr. Homan -0-; against Ms. Moultrie -0-; and against Mr. Schival -0-. The terms of the Class III directors will expire at the 2004 annual meeting of shareholders.

A majority vote was attained for the above matter and therefore approved and recorded in the company’s minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on May 20, 2003.

Item 5. OTHER INFORMATION

        Our board of directors has approved a new business plan that shifts our original focus on providing community banking services in our local market area to a new emphasis on serving the middle market business and investment community in a broader geographic area. Specifically, we plan to target businesses with annual sales of $1 million to $25 million and affluent households with investable assets in excess of $100,000 in several counties spanning the north metropolitan Atlanta area. Because Georgian Bank is still a de novo bank, we are required to seek approval by the Georgia Department of Banking and Finance and the FDIC for our new business plan. We will also need to raise up to $45,000,000 to fund our new business plan, which we will attempt to do in a private offering. Georgian Bank's prospective new officers and directors will also need to be approved by these agencies before they can take office.

        To guide our expansion and otherwise implement our new strategic direction, we have added Gordon R. Teel to our board of directors and intend to add several other new directors and executive officers to our management team. Mr. Teel has over 14 years of banking experience, having most recently served as Chief Executive Officer of the Bank of North Georgia and its predecessor from 1993 until March 2003. During his tenure, the bank grew from approximately $80 million to over $1.5 billion in assets. Mr. Teel also served as an executive officer with C&S Bank from 1989 to 1992 and previously served as an audit partner with a predecessor of Ernst & Young LLP. Following receipt of regulatory approval and the raising of sufficient capital to launch our new business plan, we plan to add Mr. Teel to our bank board of directors and appoint him as our Chairman and Chief Executive Officer, with our current President and Chief Executive Officer, Kenneth L. Barber, continuing to serve as a Vice Chairman of our Board.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

        We also plan to add several other experienced bankers to our management team following receipt of regulatory approval and the raising of additional capital. These executives include:

o	Gary L. Nix	Mr. Nix will serve as an Executive Vice President of Georgian Bank. He served as Executive Vice President of Bank of North Georgia for 10 years until he joined G. Teel Enterprises, Inc. in June 2003, and he has over 30 years of banking experience. During his time at Bank of North Georgia, Mr. Nix developed a Construction and A&D lending department that grew to a $400 million portfolio covering 12 counties in north metropolitan Atlanta. Mr. Nix also served on the bank's Senior Officers Credit Committee with approval and oversight responsibilities for a loan portfolio that exceeded $1 billion.

o	Dexter M. Lummus	Mr. Lummus will serve as a Senior Vice President of Georgian Bank. He has been in the banking industry for over 20 years. Most recently, he served as Senior Vice President of Construction Lending with Bank of North Georgia for three years until he joined G. Teel Enterprises, Inc. in July 2003. Formerly, Mr. Lummus was the Senior Vice President of Real Estate at Milton National Bank for seven years.

o	Pamela J. Hubby	Ms. Hubby will serve as a Senior Vice President of Georgian Bank. She has over 26 years of experience in the banking industry. Most recently, she served as Senior Vice President, Strategic Initiatives and Business Planning for Bank of North Georgia for two years until she joined G. Teel Enterprises, Inc. in June 2003. Ms. Hubby was a business-banking executive with First Union in Atlanta from 2000 until 2001. She also held various executive positions with Bank of America and its predecessors from 1983 until 2000. From 1999 until 2000, she managed 37 Bank of America branches in metropolitan Atlanta.

o	Bruce O. Hunt, Jr.	Mr. Hunt will serve as a Senior Vice President of Georgian Bank. He has 26 years of lending experience. Most recently, he was a Senior Vice President of Bank of North Georgia, where he managed a portfolio totaling $105 million in outstanding loans until he joined G. Teel Enterprises, Inc. in June 2003. He began his career in 1976 with First National Bank of South Carolina, joined C&S National Bank in 1983 and moved to Atlantic States Bank in 1996. In addition to lending, his prior experience includes serving as a Senior Credit Officer.

o	D. Robbie Hunter	Mr. Hunter will serve as a Vice President of Georgian Bank. He has been a construction lender in the Gwinnett County area for the past four years. For the past two years, he managed a portfolio in excess of $100 million at Bank of North Georgia until he joined G. Teel Enterprises, Inc. in July 2003.

        In addition, following receipt of regulatory approval and the raising of additional capital, six new outside directors will be appointed to our board. Their names, ages and backgrounds are described below.

o	Adams D. Little (43)	Mr. Little is a partner in Pope&Land, a commercial real estate development and management firm engaged primarily in office real estate. He served as a director of the Bank of North Georgia from 1998 until March 2003.

o	J.C. Wallace, Jr. (48)	Mr. Wallace is President of Wallace Enterprises, a commercial real estate development firm primarily engaged in retail development. He also served as a director of the Bank of North Georgia from 1994 until March 2003.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Part 1. Financial Information
Item 2. Management's Discussion and Analysis or Plan of Operation (continued)

o	Lynn Darby (58)	Mr. Darby joined Ernst &Young, LLP in 1968 and became a partner. He retired from the firm in 2001 after 33 years of service.

o	John O. Knox (33)	Mr. Knox is a private investor. From 1993 to 2002, he was employed in a variety of positions including finance and operations with the Atlanta Falcons Football Club. For the past year, he has served as a director of investment research and operations for Five Smiths, Inc., a venture capital and general management firm.

o	Taylor Smith (50)	Mr. Smith is a private investor and president of Five Smiths, Inc., a venture capital and general management firm. Prior to 2002, he was President of the Atlanta Falcons Football Club.

o	Andrew M. Head (50)	Mr. Head has served as a management consultant with Core-Mark International since 2002. From 1978 to 2002, he served in various capacities, including General Manager, President and Chairman, of Head Distributing Company, a wholesale distributor. From 1975 to 1978, he was a Vice President of Municipal Finance with The Robinson-Humphrey Company, Inc.

        Mr. Barber, Fred Bentley, Jr. and L. Charles Watts will continue to serve on our board of directors, along with Mr. Teel and the new directors described above. They will remain in their current classes on the board and will fulfill those terms, but any nomination for their re-election at our next annual shareholders’ meeting will require that they be elected into the class with a newly beginning three-year term.

        As noted above, we will add Mr. Teel to our bank board of directors following receipt of regulatory approval and the raising of additional capital. The current remaining members of our board of directors other than Messrs. Bentley, Watts, and Barber will continue to serve as directors or advisory directors of the bank, but will resign from the holding company board after the new directors have taken office. We also plan to reconfigure the bank’s board and establish geographic advisory boards in the future, but have not yet identified the appropriate directors for these positions.

        Our future performance will depend on our ability to implement our new business plan successfully. This implementation will involve a variety of complex tasks, including identifying and expanding to new geographic areas in the metropolitan Atlanta area through branch expansion, recruiting qualified executives and employees at all levels and integrating them within our organization, managing a significant influx of capital, and developing new services for our anticipated customers. Any failure or delay in executing these initiatives, whether due to regulatory delays which may be beyond our control or for other reasons, is likely to impede, and could ultimately preclude, our successful implementation of our business plan and could cause us to experience further losses or significant reductions in cash flows.

        As noted above, we must submit our revised business plan for formal regulatory approval by the Georgia Department of Banking and Finance and the FDIC. Even if our business plan is approved, our regulators may restrict our growth or otherwise limit the full implementation of our new strategy. Any delay in or restriction on the implementation of our new business plan could adversely affect our business operations.

        Our success will depend on our continuing ability to attract, hire and retain a substantial number of highly experienced and qualified banking and financial professionals who have successful track records and, where possible, established books of business. In particular, we will need to identify and integrate a significant number of these executives into our organization within a relatively short period of time. Competition for qualified personnel is intense, particularly in our industry, and we may not be able to attract or retain personnel with the necessary qualifications. Even if we are able to do so, they may not be able to bring their established books of business to us. In such a case, our growth opportunities, as well as our ability to deliver services to our existing customer base, will be impaired.

        Our strategic plan contemplates the infusion of up to $45,000,000 in additional capital. There is no assurance we will be able to raise this capital. If we cannot raise adequate funds to satisfy our capital requirements under our revised business plan, we may have to limit our strategic plans significantly. If we proceed with our strategic objectives with less than optimal capital, this shortage of capital may restrain our growth and inhibit our ability to generate revenue. Following the offering we will consider whether to declare a reverse stock split to reduce our number of shareholders so that we can terminate our obligation to file periodic reports with the Securities and Exchange Commission.

        Our business plan contemplates the rapid expansion of our business by means of rapid growth in our geographic area, management team, and capital levels. Managing this growth is time-intensive and could strain our administrative, operational, and financial resources and our internal systems, procedures, and controls. Consequently, our administrative costs will increase substantially, both in terms of direct expenses and management time. If we do not manage our internal resources effectively, we might not be able effectively to capitalize on opportunities to increase revenue. If we are unable to capitalize on anticipated new revenue opportunities quickly and to manage our anticipated growth, our performance will be adversely affected and we will lose money.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

Exhibit     Description

  31          Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of
    Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the
Securities and Exchange Commission.

(b)           Reports on Form 8-K:

The following reports were filed on Form 8-K during the second quarter ended June 30, 2003.

We filed a Form 8-K on April 17, 2003 to disclose that the Chief Executive Officer, Kenneth L. Barber, and the Chief Financial Officer, Philip Ekern, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY

Signatures

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEETWATER FINANCIAL GROUP, INC. (Registrant) /s/ Kenneth L. Barber Kenneth L. Barber President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003

/s/ Philip Ekern Philip Ekern Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:August 13, 2003

INDEX TO EXHIBITS

Exhibit
 Number     Description

  31             Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of  Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the
Securities and Exchange Commission.