Form 10QSB
period 2003-09-30
GEORGIAN BANCORPORATION
filed 2003-11-13
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    SEPTEMBER 30, 2003
                                          ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 333-53536

                          Georgian Bancorporation, Inc.
            ----------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

        Georgia                                               58-2531498
-------------------------------                          -------------------
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

                        Sweetwater Financial Group, Inc.
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 2003: 5,944,286, $.01 par value.

Transitional Small Business Disclosure Format    Yes          No  X
                                                      ----       ----

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

Part I. Financial  Information
        ----------------------

Item  1.     Financial  Statements  (unaudited) . . . . . . . . . . . . . . .3-8

Item  2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . .9-15

Item  3.     Controls and Procedures . . . . . . . . . . . . . . . . . . . . .15


Part II. Other  Information
         ------------------

Item  1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .16

Item  2.     Changes in Securities and Use  of Proceeds. . . . . . . . . . . .16

Item 3.      Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .16

Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . .16

Item  5.     Other  Information. . . . . . . . . . . . . . . . . . . . . . . .16

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 16-17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                        GEORGIAN BANCORPORATION, INC.
                                                AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                                 (UNAUDITED)

                                                                             SEPTEMBER 30,      DECEMBER 31,
                               ASSETS                                            2003               2002
                               ------                                     -------------------  --------------

Cash and due from banks                                                   $          770,448   $     906,026
Federal funds sold                                                                19,420,000       5,764,000
Securities available-for-sale                                                      5,881,205       3,643,035

Loans                                                                            118,441,231      43,414,667
Less allowance for loan losses                                                     1,482,500         492,000
                                                                          -------------------  --------------
          Loans, net                                                             116,958,731      42,922,667

Premises and equipment                                                             3,588,719       3,396,312
Other assets                                                                       4,115,482       2,063,654
                                                                          -------------------  --------------

          TOTAL ASSETS                                                    $      150,734 585   $  58,695,694
                                                                          ===================  ==============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Deposits
    Noninterest-bearing                                                   $        4,933,790   $   3,375,301
    Interest-bearing                                                              84,895,927      47,064,458
                                                                          -------------------  --------------
          Total deposits                                                          89,829,717      50,439,759
Other borrowings                                                                   2,712,796         115,468
Other liabilities                                                                  1,053,967          96,321
                                                                          -------------------  --------------
          TOTAL LIABILITIES                                                       93,596,480      50,651,548
                                                                          -------------------  --------------

Commitments                                                                                -               -

Shareholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                       -               -
    Common stock, $.01 par value; 10,000,000 shares
        authorized; 5,844,286 and 944,286 shares issued and outstanding               58,443           9,443
    Capital surplus                                                               58,242,624       9,369,620
    Accumulated deficit                                                           (1,154,980)     (1,353,659)
    Accumulated other comprehensive income (loss)                                     (7,982)         18,742
                                                                          -------------------  --------------
          TOTAL SHAREHOLDERS' EQUITY                                              57,138,105       8,044,146
                                                                          -------------------  --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $      150,734,585   $  58,695,694
                                                                          ===================  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            GEORGIAN BANCORPORATION, INC.
                                                   AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                     (UNAUDITED)


                                                   THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                       2003             2002             2003             2002
                                                  ---------------  ---------------  ---------------  ---------------
INTEREST INCOME
    Loans                                         $    1,395,538   $      614,639   $    2,985,477   $    1,309,910
    Taxable securities                                    26,574           16,040          107,358           36,573
    Federal funds sold                                    50,861           19,877          102,630           35,869
                                                  ---------------  ---------------  ---------------  ---------------
          Total interest income                        1,472,973          650,556        3,195,465        1,382,352
                                                  ---------------  ---------------  ---------------  ---------------
INTEREST EXPENSE
    Deposits                                             353,423          255,015          993,112          463,417
    Other borrowings                                       2,545                -            5,665              931
                                                  ---------------  ---------------  ---------------  ---------------
          Total interest expense                         355,968          255,015          998,777          464,348
                                                  ---------------  ---------------  ---------------  ---------------

          Net interest income                          1,117,005          395,541        2,196,688          918,004
PROVISION FOR LOAN LOSSES                                877,000           75,000          990,500          332,000
                                                  ---------------  ---------------  ---------------  ---------------
          Net interest income
             after provision for loan losses             240,005          320,541        1,206,188          586,004
                                                  ---------------  ---------------  ---------------  ---------------
OTHER INCOME
    Service charges on deposit accounts                   12,670            9,183           35,649           18,301
   Other operating income                                 32,672           12,734           95,192           19,777
                                                  ---------------  ---------------  ---------------  ---------------
          Total other income                              45,342           21,917          130,841           38,078
                                                  ---------------  ---------------  ---------------  ---------------
OTHER EXPENSES
    Salaries and employee benefits                       503,271          257,782        1,179,786          724,720
    Equipment and occupancy expenses                      67,819           62,510          212,097          123,042
    Other operating expenses                             169,018          112,877          413,467          320,320
                                                  ---------------  ---------------  ---------------  ---------------
          Total other expenses                           740,108          433,169        1,805,350        1,168,082
                                                  ---------------  ---------------  ---------------  ---------------

     Income (loss) before income taxes                  (454,761)         (90,711)        (468,321)        (544,000)
INCOME TAXES                                             667,000                -          667,000                -
                                                  ---------------  ---------------  ---------------  ---------------
     NET INCOME (LOSS)                            $      212,239   $      (90,711)  $      198,679   $     (544,000)
                                                  ===============  ===============  ===============  ===============
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on securities
   available for sale arising during period,
   net of tax                                            (45,735)          11,136          (26,723)          12,933
                                                  ---------------  ---------------  ---------------  ---------------
      COMPREHENSIVE INCOME (LOSS)                 $      166,504   $      (79,575)  $      171,956   $     (531,067)
                                                  ===============  ===============  ===============  ===============

Basic earnings (loss) per share                   $          .10   $         (.10)  $          .15   $         (.58)
                                                  ===============  ===============  ===============  ===============

Diluted earnings (loss) per share                 $          .10   $         (.10)  $          .15   $         (.58)
                                                  ===============  ===============  ===============  ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           GEORGIAN BANCORPORATION, INC.
                                                  AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER  30, 2003 AND 2002
                                                    (UNAUDITED)

                                                                                    NINE MONTHS      NINE MONTHS
                                                                                       ENDED            ENDED
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       2003             2002
                                                                                  ---------------  ---------------
OPERATING ACTIVITIES
  Net income (loss)                                                               $      198,679   $     (544,000)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                        178,559           71,727
    Provision for loan losses                                                            990,500          332,000
    Provision for income tax benefit                                                    (667,000)               -
    Increase in interest receivable                                                     (155,024)        (123,618)
    Increase in interest payable                                                          64,242           45,152
    Net other operating activities                                                        50,232          (87,418)
                                                                                  ---------------  ---------------
        Net cash provided by (used in) operating activities                              660,188         (306,157)
                                                                                  ---------------  ---------------

INVESTING ACTIVITIES
  Purchase of securities available for sale                                           (7,199,509)      (1,467,568)
  Proceeds from sales and calls of securities available for sale                       4,863,498          260,381
  Net (increase) decrease in federal funds sold                                      (13,656,000)       1,805,000
  Net increase in loans                                                              (75,026,564)     (32,147,470)
  Purchase of insurance policies                                                               -       (1,710,000)
  Purchase of premises and equipment                                                     (46,481)      (1,680,588)
                                                                                  ---------------  ---------------
        Net cash used in investing activities                                        (91,065,056)     (34,940,245)
                                                                                  ---------------  ---------------

FINANCING ACTIVITIES
  Net increase in deposits                                                            39,389,958       36,208,650
  Net increase in other borrowings                                                     1,957,328           13,748
  Proceeds from sale of common stock                                                  49,000,000                -
  Stock offering costs                                                                   (77,996)               -
                                                                                  ---------------  ---------------
        Net cash provided by financing activities                                     90,269,290       36,222,398
                                                                                  ---------------  ---------------

Net change in cash and due from banks                                                   (135,578)         975,996

Cash and due from banks at beginning of period                                           906,026          288,419

                                                                                  ---------------  ---------------
Cash and due from banks at end of period                                          $      770,448   $    1,264,415
                                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest                                                          $      934,535   $      419,196
                                                                                  ===============  ===============
  Change in unrealized gain (loss) on securities available for sale, net of tax   $      (26,723)  $       12,933
                                                                                  ===============  ===============
  Noncash investing and financing activities
        Assets acquired in acquisition                                            $    1,402,207   $            -
                                                                                  ===============  ===============
        Liabilities assumed in acquisition                                        $    1,402,207   $            -
                                                                                  ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   NATURE  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

          Georgian Bancorporation, Inc. (the "Company") is a bank holding company that owns 100% of the outstanding stock of the Georgian Bank (the "Bank"). The Company was previously known as Sweetwater Financial Group, Inc.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month and nine month periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK  COMPENSATION  PLANS

          At September 30, 2003, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and income (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation. The effect on net income in the quarter and nine months ended September 30, 2003 was to increase net income due to the fact that the Company reversed the valuation allowance related to its deferred income tax benefit during the quarter ended September 30, 2003.

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                    -----------------------  --------------------
                                       2003         2002       2003       2002
                                    -----------  ----------  --------  ----------
Net income (loss), as reported      $   212,239    (90,711)   198,679   (544,000)
Add (deduct): Total stock-based
  compensation expense determined
  under fair value based method for
  all awards                            192,261          -    158,457          -
                                    -----------  ----------  --------  ----------
Pro forma net loss                  $   404,500    (90,711)   357,136   (544,000)
                                    ===========  ==========  ========  ==========
Earnings per share:
  Basic - as reported               $      0.10      (0.10)      0.15      (0.58)
                                    ===========  ==========  ========  ==========
  Basic - pro forma                 $      0.19      (0.10)      0.12      (0.58)
                                    ===========  ==========  ========  ==========
  Diluted - as reported             $      0.10      (0.10)      0.15      (0.58)
                                    ===========  ==========  ========  ==========
  Diluted - pro forma               $      0.19      (0.10)      0.12      (0.58)
                                    ===========  ==========  ========  ==========

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4.   EARNINGS  (LOSSES)  PER  SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the quarter and nine months ended September 30, 2003 and 2002 presented in the financial statements were calculated as follows:

                                            2003                            2002
                              --------------------------------  --------------------------------
                                 Net      Common    Per Share      Net      Common    Per Share
For the quarters ended        Earnings     Share      Amount       Loss      Share     Amount
                              ---------  ---------  ----------  ----------  -------  -----------
September 30, 2003 and 2002:
Basic earnings per share      $ 212,239  2,143,199  $      .10  $ (90,711)  938,453  $     (.10)

Effect of stock options               -      8,998           -          -         -           -
                              ---------  ---------  ----------  ----------  -------  -----------

Diluted earnings per share    $ 212,239  2,152,197  $      .10  $ (90,711)  938,453  $     (.10)
                              =========  =========  ==========  ==========  =======  ===========

                                            2003                            2002
                              --------------------------------  --------------------------------
                                 Net      Common    Per Share      Net      Common    Per Share
For the nine months ended     Earnings    Shares      Amount       Loss      Share     Amount
                              ---------  ---------  ----------  ----------  -------  -----------
September 30, 2003 and 2002:

Basic earnings per share      $ 198,679  1,348,315  $      .15  $(544,000)  938,453  $     (.58)

Effect of stock options               -      8,998           -          -         -           -
                              ---------  ---------  ----------  ----------  -------  -----------

Diluted earnings per share    $ 198,679  1,357,313  $      .15  $(544,000)  938,453  $     (.58)
                              =========  =========  ==========  ==========  =======  ===========

NOTE 5.   ACQUISITION

          On September 5, 2003 a subsidiary of the Company acquired all the assets and loans in process and assumed all the liabilities of G. Teel Enterprises, Alpharetta, Georgia for approximately $1,400,000. This company was a loan production office with a large volume of loans in process. All of the employees of G. Teel Enterprises are now employees of the bank. Operating results of G. Teel Enterprises have been included in the bank's operations from the date of acquisition. The following is a pro forma disclosure of the results of operations of the Company as if the acquisition had occurred as of the beginning of the period presented. The results of operations for the three and nine months ended September 30, 2002 would not have been different than the results presented as G. Teel Enterprises was not in operations during 2002.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 5.   ACQUISITION,  continued

                                                          Pro Forma
Three months ended September 30, 2003     As Reported    Adjustments   Pro Forma Amount
--------------------------------------  ---------------  ------------  -----------------
    Net interest income                 $     1,117,005      176,232          1,293,237
    Provision for loan losses                   877,000                         877,000
    Noninterest income                           45,342                          45,342
    Noninterest expense                         740,108    1,049,513          1,789,621
    Income tax benefit                          667,000      332,000            999,000
                                        ---------------  ------------  -----------------
    Net earnings (loss)                 $       212,239     (541,281)          (329,042)
                                        ===============  ============  =================
    Net earnings (loss) per share       $           .10                            (.15)
                                        ===============                =================


                                                          Pro Forma
Nine months ended September 30, 2003    As Reported      Adjustments   Pro Forma Amount
--------------------------------------  ---------------  ------------  -----------------
    Net interest income                 $     2,196,688      176,232          2,372,920
    Provision for loan losses                   990,500                         990,500
    Noninterest income                          130,841                         130,841
    Noninterest expense                       1,805,350    1,210,562          3,015,912
    Income tax benefit                          667,000      393,000          1,060,000
                                        ---------------  ------------  -----------------
    Net earnings (loss)                 $       198,679     (641,330)          (442,651)
                                        ===============  ============  =================
    Net earnings (loss) per share       $           .15                            (.33)
                                        ===============                =================

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD-LOOKING  STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment which could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     -    changes occurring in business conditions and inflation;

     -    changes in technology;

     -    changes in monetary and tax policies;

     -    the level of allowance for loan loss;

     -    the rate of delinquencies and amounts of charge-offs;

     -    the rates of loan growth;

     - adverse changes in asset quality and resulting credit risk-related losses and expenses;

     -    changes in the securities markets; and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-KSB.
Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.
We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

BUSINESS  STRATEGY

     As was discussed in our last Quarterly Report on Form 10-QSB, our board of directors has approved a new business plan that shifts our original focus on providing community banking services in our local market area to a new emphasis on serving the middle market business and investment community in a broader geographic area. We have received regulatory approval of our business plan and are now targeting businesses with annual sales of $1 million to $25 million and affluent households with investable assets in excess of $100,000 in several counties spanning the north metropolitan Atlanta area.

     The expansion described above requires a significant amount of capital. Toward that end, we commenced a private placement of $45 million of common stock and warrants in July 2003. Based on subscriber demand, however, we subsequently increased the aggregate offering size to $50 million. As of September 5, 2003, the offering was fully subscribed. As of September 30, 2003, we had collected $49 million in proceeds and contributed all of such proceeds to our subsidiary bank as capital. We received commitments to provide, and have collected, the remaining proceeds since September 30, 2003. These proceeds were retained by the holding company for working capital purposes. See Part II, Item 2 for additional information regarding the offering.

     On September 5, 2003, we elected the six prospective directors named in our last Quarterly Report on Form 10-QSB to our board of directors. Our board also appointed Gordon R. Teel as our Chairman and Chief Executive Officer and as Chairman, Chief Executive Officer and President of the bank. Kenneth L. Barber, who was then serving as our President and Chief Executive Officer, was appointed as Vice Chairman of the holding company and the bank and of their respective boards of directors. In connection with this change, we negotiated a new employment agreement with Mr. Barber. A copy of this agreement is attached as
Exhibit 10.1 to this Report. We will begin paying retainer fees and meeting fees to the directors in October, 2003. We have also reconfigured the bank's board of directors and plan to implement geographic advisory boards in the near future.

     Finally, on September 5, 2003, the bank acquired all of the assets, including loans in process, and assumed all of the liabilities of G. Teel Enterprises, Inc. ("GTE"), located in Alpharetta, Georgia. The purchase price was paid in cash and assumption of liabilities totaling approximately $1,400,000. Although GTE has been operating as a loan production office with a large volume of loans in process, we have recently obtained regulatory approval to operate the office as a full service branch of the bank. All of the employees of GTE are now employees of the bank, and GTE's operating results have been included in the bank's operations from the date of acquisition. Although Gordon
R. Teel, our Chairman and Chief Executive Officer, was the sole shareholder and director of GTE, we believe that the terms of the acquisition were no less favorable to the bank than could have been obtained in arm's length negations with an unaffiliated third party.

     Our future performance will depend on our ability to implement our new business plan successfully. This implementation involves a variety of complex tasks, including identifying and expanding to new geographic areas in the metropolitan Atlanta area through branch expansion, recruiting qualified executives and employees at all levels and integrating them within our organization, managing a significant influx of capital, and developing new services for our anticipated customers. Management is actively addressing these issues, but any delay or failure in executing these initiatives may impede, and could ultimately preclude, our successful implementation of our business plan and could cause us to experience further losses or significant reductions in cash flows.

     Our success will also depend on our continuing ability to attract, hire and retain a substantial number of highly experienced and qualified banking and financial professionals who have successful track records and, where possible, established books of business. In particular, we will need to identify and integrate a significant number of these executives into our organization within a relatively short period of time. Competition for qualified personnel is intense, particularly in our industry, and we may not be able to attract or retain personnel with the necessary qualifications. Even if we are able to do so, they may not be able to bring their established books of business to us. In such a case, our growth opportunities, as well as our ability to deliver services to our existing customer base, will be impaired.

     Our business plan contemplates the rapid expansion of our business by means of rapid growth in our geographic area, management team, and capital levels. Managing this growth is time-intensive and could strain our administrative,

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

operational, and financial resources and our internal systems, procedures, and controls. Consequently, our administrative costs will increase substantially, both in terms of direct expenses and management time.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity management involves monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds. Liquidity management also requires the management of secondary sources of funds, such as the investment securities portfolio and lines of credit, to meet unanticipated or greater than normal funds outflows.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of September 30, 2003 is adequate to support the cash flow requirements of its customers.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2003. However, our continued growth will cause these ratios to decline. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of September 30, 2003 are as follows:

                                           Actual
                                           ------             Well        Adequately
                                 Georgian                  Capitalized    Capitalized
                              Bancorporation   Georgian    Regulatory     Regulatory
                                   Inc.          Bank     Requirements   Requirements
                              ---------------  ---------  -------------  -------------
  Leverage capital ratio               54.77%     54.43%          5.00%          4.00%
  Risk-based capital ratios:
  Core capital                         39.07%     38.82%          6.00%          4.00%
  Total capital                        40.10%     39.86%         10.00%          8.00%

We  plan  to  maintain  a risk-based total capital ratio above 10% for the bank.

OFF-BALANCE SHEET RISK

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $58,936,000 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

FINANCIAL  CONDITION

Total assets at September 30, 2003 were approximately $150,735,000. During the nine month period ended September 30, 2003, we increased loans approximately $75,027,000. Our loan to deposit ratio was 132% as of September 30, 2003 as compared to 86% at December 31, 2002. Funding loan growth and other operational needs was provided by an increase in deposits of approximately $39,390,000 and the net proceeds of $48,922,000 from the sale of common stock.

Funds raised in excess of loan and other operational demands were invested primarily in investment securities and federal funds sold. As of September 30, 2003, we held $19,420,000 in federal funds sold and $5,881,000 in investment securities. We plan to continue to purchase investment securities as we identify opportunities appropriate to our overall asset and liability strategies and goals. We plan continued rapid growth in assets and liabilities during the remainder of 2003 and through 2004. We monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capital and liquidity levels are adequate to support the growth of the bank based on our business plan, but we may need to raise additional capital to support our projected growth under that plan.

Our capital increased to $57,138,000 as of September 30, 2003 as compared to $8,044,000 as of December 31, 2002. The increase is result of a combination of the net proceeds of the common stock offering of $48,922,000 and the net income for the nine months ended September 30, 2003 of $198,700, offset by net unrealized losses, net of the tax effect, in the securities portfolio of $26,700 for the same period.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The results of operations are determined by our ability to effectively generate quality loans and deposits, manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses.

Net income for the three month period ended September 30, 2003 was $212,239 compared to a net loss of $90,711 for the three month period ended September 30, 2002. Net income for the nine month period ended September 30, 2003 was $198,679 compared to a net loss of $544,000 for the nine month period ended September 30, 2002. The net income for both periods in 2003 was the result of reversing the valuation allowance associated with the company's deferred tax asset of $667,000 generated since the beginning of operations in 2001. The company believes that, based upon its five year business plan, it is more likely than not that this deferred tax asset will be realized in the future. The company incurred losses before income tax provision in the third quarter of 2003 of $454,761 because we are in the start-up phase of our new business plan, which requires substantial expenditures in personnel and other operating expenses to build the infrastructure for our plan, and in additional provision for loan loss expense to increase the allowance for loan losses commensurate with our loan growth.

Net interest income for the three months ended September 30, 2003 was $1,117,005 compared to $395,541 for the three month period ended September 30, 2002. The overall improvement in net interest income is the result of increased earning assets and deposits, and an increase in net interest margin. Average loans increased $36,637,000 and average deposits increased $47,564,000 for the third quarter of 2003 over the third quarter of 2002. Net interest margin was 4.58% in the third quarter of 2003, up from 4.09% in the third quarter of 2002. The increase in margin is primarily the result of the growth in earning assets, especially loans, and increased loan fee income, partially offset by a significant decrease in the cost of funds.

Net interest income for the nine months ended September 30, 2003 was $2,196,688 and for the nine month period ended September 30, 2002 was $918,004. This overall improvement in net interest income is the result of increased earning assets, partially offset by a decline in the net interest margin. Average loans increased $31,063,000 and average deposits increased $44,133,000 for the first nine months of 2003 over the same period in 2002. Net interest margin was 4.06% for the first nine months of 2003, down from 4.58% in the first nine months of 2002.

During the first nine months of 2003, the rate earned on average interest-earning assets was 5.91%, and the rate paid on average interest-bearing liabilities was 1.85%. For the same period in 2002, the average rate earned on interest-earning assets was 6.89% and the average rate paid on interest-bearing liabilities was 2.31%. The yield on earning assets declined from the prior year due primarily to decreases in the prime rate and federal funds rate in 2003 from 2002. The rate paid on average interest bearing liabilities decreased for the nine months ended September 30, 2003 compared to the same period in 2002 due to lower market rates.

We have generated significant growth in savings, certificates of deposit and non-interest bearing demand deposits. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to changes in market rates, a loss of deposits could occur that would negatively affect our liquidity position. A significant portion of our deposits is in our savings product, due to our pricing strategy for this product. We closely monitor pricing our savings product since it comprised 42% of our total deposits and could be subject to substantial withdrawals if market rates or the stock market were to rise substantially. We plan to continue to offer higher than market rates on the product and believe we can retain these deposits. During the year 2002 and during the first nine months of 2003, we lowered the rate offered on our savings product four times by a total of one percent and the total balances continued to increase. We do, however, plan to diversify our deposit mix. We have introduced a floating rate certificate of deposit product as an alternative to the savings product which has had significant growth. We plan to offer other products, including commercial cash management services, which will diversify our deposit mix and attract new clients.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio composition is weighted to real estate: as of September 30, 2003, construction and land development loans comprised 54% of the loan portfolio and consists of loans primarily collateralized by one to four family residential properties; and commercial purpose loans secured by real estate, primarily small business commercial properties, comprised 26% of the loan portfolio. The comparable composition as of December 31, 2002 was 45% for construction and land development loans and 27% for commercial loans secured by real estate. Our plans are to diversify our portfolio and reduce our exposure to loans secured by real estate.

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation of the adequacy of the allowance for possible future loan losses considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to each segment to establish a general allowance for loan losses. The provision for loan losses was $877,000 and $990,500 for the three and nine month periods ended September 30, 2003, compared to $75,000 and $332,000 for the three and nine month periods ended September 30, 2002. The increase in the provision reflects the growth in loans and an increase in the allowance for loan losses as a percentage of total loans to 1.25% as of September 30, 2003 compared to 1.13% at December 31, 2002. As of September 30, 2003, no loans had been charged-off since inception of operations.

Information with respect to non-accrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                            2003        2002
                                                                         -----------  --------
                                                                        (DOLLARS IN THOUSANDS)
                                                                         ---------------------
Non-accrual loans                                                        $         0  $      0
Loans contractually past due ninety days or more as to interest
or principal payments and still accruing                                           0         0
Restructured loans                                                                 0         0
Loans, now current about which there are serious doubts as to the
ability of the borrower to comply with loan repayment terms                        0         0
Interest income that would have been recorded on non-accrual
and restructured loans under original terms                                        0         0
Interest income that was recorded on non-accrual and restructured loans            0         0


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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)


Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
                                                                      2003         2002
                                                                   -----------------------
                                                                   (DOLLARS IN THOUSANDS)
                                                                   -----------------------

Average amount of loans outstanding                                $   53,822   $  22,759

Balance of allowance for loan losses at beginning of period        $      492   $      55

Loans charged off
  Commercial and financial                                                  0           0
  Real estate mortgage                                                      0           0
  Installment                                                               0           0
                                                                   -----------  ----------
                                                                            0           0

Loans recovered
  Commercial and financial                                                  0           0
  Real estate mortgage                                                      0           0
  Installment                                                               0           0
                                                                   -----------  ----------
                                                                            0           0

                                                                   -----------  ----------
Net charge-offs                                                             0           0

Additions to allowance charged to operating expense during period         991         332
                                                                   -----------  ----------

Balance of allowance for loan losses at end of period              $    1,483   $     387
                                                                   ===========  ==========

Ratio of net loans charged off during the period to
  average loans outstanding                                                 0%          0%
                                                                   ===========  ==========

Other income was approximately $45,300 and $130,800 for the three and nine months ended September 30, 2003, respectively, compared to $21,900 and $38,100 for the same periods in 2002. The increases are due to increases in service charges on deposit accounts, cash surrender value of bank owned key man life insurance, and other miscellaneous income. The improvement in service charges on deposit accounts is directly related to the overall increase of our deposits.

Total other non-interest expenses increased by $306,900 and $637,300 for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 due primarily to increased salaries, additional depreciation and occupancy expenses associated with premises and equipment and other items related to banking operations.

Salaries and employee benefits increased $245,500 and $455,100 for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002 due to the growth in the number of full time equivalent employees required to service our loan and deposit growth and build the employee infrastructure necessary to implement our new business plan. The number of full time equivalent

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

employees increased to 28 at September 30, 2003 from 16 at September 30, 2002. Most of the additional employees came to the bank through the acquisition of G. Teel Enterprises, Inc.

Occupancy  and  equipment  expenses  were  $67,800  for  the  three months ended
September 30, 2003, compared to $62,500 for the same period in 2002. Occupancy and equipment expenses were $212,100 for the nine months ended September 30, 2003 compared to $123,000 for the nine months ended September 30, 2002. These increases reflect increased depreciation and other costs associated with our new Powder Springs bank building and related equipment, which opened May 14, 2002; our new Acworth, Georgia, lending center, which opened in February 2003; and the assumption of the office lease and related building and equipment expenses through the acquisition of G. Teel Enterprises, Inc.

Other operating expenses were $169,000 for the three months ended September 30, 2003 and $112,900 for the three months ended September 30, 2002. Other operating expenses were $413,500 for the nine months ended September 30, 2003 and $320,300 for the same period in 2002. The increases are the result of our growth and the implementation of our new business plan.

For the nine months ended September 30, 2003, we recognized an income tax benefit of $667,000. We did not recognize any income tax benefit or expense in 2002. The recognition of the income tax benefit in 2003 was due to the reversal of the valuation allowance that we had previously recorded related to our deferred tax assets. These deferred tax assets accumulated during our organizational and initial operating stages and were not recognized previously due to the fact that realization of these benefits was dependent upon future taxable income. Our effective tax rate in 2003 was 38%.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations or our proposed new business plan described above. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.


ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries that is required to be reported in our periodic filings with the Securities and Exchange Commission. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls subsequent to the date we carried out our evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2003, we offered up to $50 million of common stock and warrants in a private placement to accredited investors and up to 35 unaccredited investors pursuant to Rule 506 under the Securities Act of 1933, as amended. The offering consisted of 5,000,000 units at $10 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.37 shares of common stock. The warrants are exercisable in equal one-third annual increments beginning on the one-year anniversary of the date of issuance at an exercise price of $10 per share. The offering was not underwritten. As of September 30, we had collected $49 million in proceeds and contributed such proceeds to our subsidiary bank as capital. We had also received subscriptions and commitments to deliver the additional $1million in funds from the remaining investors.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit   Description
-------   -----------

3.1 Amendment to Articles of Incorporation of Sweetwater Financial Group, Inc. changing its name to Georgian Bancorporation, Inc.

3.2 Amendment to Articles of Incorporation of Sweetwater Financial Group, Inc. changing its name to Georgian Bancorporation, Inc.

4.1       Form of Warrant Agreement - Private Offering.

10.1 Employment Agreement dated September 5, 2003 among Sweetwater Financial Group, Inc., Georgian Bank and Kenneth L. Barber

10.2 Asset Purchase Agreement dated September 5, 2003 between Georgian Bank and G. Teel Enterprises, Inc.

31        Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

(b)  Reports  on  Form  8-K:

     The following reports were filed on Form 8-K during the third quarter ended September 30, 2003.

     Report on Form 8-K filed on September 26, 2003 under Item 4 reporting a change in independent accountants.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GEORGIAN  BANCORPORATION,  INC.
                                            (Registrant)
                                            ------------



Date:   November 12, 2003              /s/  Gordon  R.  Teel
      -------------------------        -----------------------------------------
                                            Gordon  R.  Teel
                                            Chairman and Chief Executive Officer
                                            (Principal  Executive  Officer)


Date:   November 12, 2003              /s/  Philip  Ekern
      -------------------------        -----------------------------------------
                                            Philip  Ekern
                                            Senior  Vice  President  and
                                            Chief  Financial  Officer
                                            (Principal  Accounting  Officer)

                                INDEX TO EXHIBITS

Exhibit
Number          Description
------          -----------


3.1 Amendment to Articles of Incorporation of Sweetwater Financial Group, Inc. changing its name to Georgian Bancorporation, Inc.

3.2 Amendment to Articles of Incorporation of Sweetwater Financial Group, Inc. changing its name to Georgian Bancorporation, Inc.

4.1       Form  of  Warrant  Agreement  -  Private  Offering

10.1 Employment Agreement dated September 5, 2003 among Sweetwater Financial Group, Inc., Georgian Bank and Kenneth L. Barber

10.2 Asset Purchase Agreement dated September 5, 2003 between Georgian Bank and G. Teel Enterprises, Inc.

31        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.