Form 10KSB
period 2003-12-31
GEORGIAN BANCORPORATION
filed 2004-03-29
CIK 1132242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(MARK ONE)

 X   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---  1934
     For the fiscal year ended December 31, 2003

     OR

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

                        Commission file number 333-53536

                          Georgian Bancorporation, Inc.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Georgia                                     58-2531498
        -----------------------                          ------------------
      (State or other Jurisdiction               (I.R.S. Employer Identification
    of Incorporation or Organization)                           No.)


          3270 Florence Road
        Powder Springs, Georgia                                30127
        -----------------------                              ----------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (770) 943-1400
                            ------------------------
                 Issuer's Telephone Number, Including Area Code

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for its most recent fiscal year was approximately $6,385,000. As of March 24, 2004, 5,948,786 shares of Common Stock were issued and outstanding.

     The  aggregate  market  value  of  the  Common Stock held by non-affiliates
(shareholders each holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 24, 2004 was $48,137,000. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

     Transitional Small Business Disclosure Format. (Check one): Yes     No  X
                                                                     ---    ---
================================================================================

ITEM 1.   DESCRIPTION  OF  BUSINESS
-----------------------------------

     This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment that could reduce anticipated or actual margins;

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

BACKGROUND

     Georgian Bancorporation, Inc. (formerly Sweetwater Financial Group, Inc.) (the "Company") was incorporated in Georgia in March 2000 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, and to purchase 100% of the issued and outstanding stock of Georgian Bank, a state bank organized under the laws of the State of Georgia, (the "Bank") to conduct a general banking business in Cobb and Paulding Counties.

     On July 15, 2001, the Company completed its initial public offering of 938,453 shares of common stock at $10.00 per share. The offering raised $9.3 million net of sales expenses and commissions. The Company used $8.8 million of the proceeds to capitalize the Bank, which opened for business on November 14, 2001.

STRATEGIC  PLAN

     During the second half of 2003, the Bank shifted its business plan from a focus on providing community banking services in its local market to serving the middle market business and investment community in a broader geographic area. Specifically, the Bank is targeting businesses with annual sales of $1 million to $25 million and affluent households with investable assets in excess of $100,000 in several counties spanning the north metropolitan Atlanta area. See "Location and Service Area" below.

     Management believes this market segment is currently underserved by community banks and by larger regional and super-regional banks. The Bank's target customers typically require both the sophisticated product selection and higher lending limits offered by larger institutions and the personalized services and local decision-making provided by small community banks. The Bank plans to meet all of these customer needs by combining the wide variety of sophisticated financial products and lending capabilities characteristic of a large bank with the personalized, knowledgeable service and local autonomy characteristic of a small community bank.

     The business plan described above requires a significant amount of capital. Toward that end, the Company completed a private placement of $50 million of common stock and warrants in September 2003. The Company contributed substantially all of the proceeds of the offering to the Bank as capital to support the growth necessary to execute the new strategic plan. The Company and the Bank also reconstituted their management teams and Boards of Directors in connection with the offering. See "Directors, Executive Officers, Promoters and Control Persons - Compliance with Section 16(a) of the Exchange Act."

     During the fourth quarter of 2003, management focused on deploying the Bank's infusion of capital in building an infrastructure that would support its strategic plan. As of December 31, 2003, the Bank had $248 million in assets and a $217 million pipeline, with no loan losses or loans 30 days past due. To meet the challenges inherent in funding this level of growth, management has focused on expanding the Bank's full-service branch presence in its target markets in order to enhance deposit-gathering capabilities. As of December 31, 2003, deposits had grown to $191 million. The Bank's employee base expanded as well, growing from 29 to 35 employees during the fourth quarter of 2003. Most of the new hires were in the areas of lending and operations.

     The Company's future performance will depend on its ability to continue to implement its new business plan successfully. This implementation involves a variety of complex tasks, including identifying and expanding to new geographic areas in the metropolitan Atlanta area through branch expansion, recruiting qualified executives and employees at all levels and integrating them within our organization, managing a significant influx of capital, and developing new services for our anticipated customers. Management is actively addressing these issues, but any delay or failure in executing these initiatives may impede, and could ultimately preclude our successful implementation of our business plan and could cause the Company to experience further losses or significant reductions in cash flows.

     The Company's success will also depend on its continuing ability to attract, hire and retain a substantial number of highly experienced and qualified banking and financial professionals who have successful track records and, where possible, established books of business. In particular, we will need to continue to identify and integrate a significant number of these executives into our organization within a relatively short period of time. Competition for qualified personnel is intense, particularly in the banking industry, and we may not be able to attract or retain personnel with the necessary qualifications. Even if we are able to do so, they may not be able to bring their established books of business to us. In such a case, our growth opportunities, as well as our ability to deliver services to our existing customer base, will be impaired.

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

LOCATION  AND  SERVICE  AREA

     The Bank's primary service area consists of:

     -    Cobb,  Douglas  and  Paulding Counties and the Interstate 75 corridor;
     -    North  Fulton  County  and  the  Georgia  400  corridor;  and
     -    Gwinnett  County  and  the  Interstate  85  corridor.

     The Bank's main office is located within the city limits of Powder Springs, Georgia on Highway 278 (also known as C.H. James Parkway) and provides excellent visibility for the bank. The Bank has also opened a full-service branch in Alpharetta, Georgia, located in North Fulton County, and plans to lease additional space at that location. During 2004, the Bank plans to purchase land and construct a full-service banking facility at that location.

     Within the next year of operation, the Bank plans to open three additional branches strategically located within its primary service area. The branches will extend the market reach of the Bank and will enable the Bank to deliver and market its services more efficiently. See "Item 2 - Description of Property" for additional information on the Bank's existing and proposed locations.

DEPOSIT  SERVICES

     We offer a full range of deposit services that are typically available in banks, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to competitive rates in our principal market area. In addition, we offer retirement account services, including IRAs. We solicit these accounts from individuals, businesses, churches, non-profits, and governmental entities.

LENDING  ACTIVITIES

     General. The Bank emphasizes a range of lending services, including real estate, commercial, and equity-line and consumer loans, to individuals, businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's primary market area. The Bank has shifted from its initial targeted lending base of small to medium-sized businesses and a wide range of creditworthy individuals to the middle-market business and investment community and affluent households in a broader geographic area. Specifically, the Bank targets businesses with annual sales of $1 million to $25 million and affluent households with investable assets in excess of $100,000. Although the Bank competes for these loans with competitors who are well established in the Bank's primary service area and have greater resources and lending limits, management believes its target market is underserved and that the Bank is positioned to compete effectively by combining the sophisticated product selection and higher lending limits typically offered by larger institutions with the personalized, knowledgeable service and local autonomy characteristic of a community bank.

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is reviewed and approved by an officer with a higher lending limit or by the board of directors' loan committee. The Bank does not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to the director than would be available to a person not affiliated with the Bank and otherwise in accordance with all applicable laws and regulations.

     Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 25% of the Bank's capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. These limits increase or decrease as the Bank's capital increases or decreases. Based upon its capital as of December 31, 2003, the Bank had a legal lending limit of $14,198,000.

     Real Estate Loans. As of December 31, 2003, loans secured by first or second mortgages on real estate made up 82% of the Bank's loan portfolio. The Bank's construction and land development loans, which comprised 47% of total loans as of December 31, 2003, are primarily collateralized by one to four family residential properties. Nonresidential real estate loans, consisting mainly of business commercial properties, totaled 25% of total loans as of December 31, 2003. Interest rates for all categories may be fixed or adjustable. The Bank generally charges an origination fee for these loans.

     Real estate loans are subject to the same general risks as other loans. The principal credit risk associated with each category of loan, including real estate loans, is the creditworthiness of the borrower. This category of loans is particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of the real estate, as well as other factors arising after the loan is made, could negatively affect a borrower's cash flow, creditworthiness, and ability to repay the loan. The Bank attempts to reduce credit risk in its commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. The Bank attempts to reduce risk by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project below specified percentages. The Bank may also reduce risk by selling participations in larger loans to other institutions when possible.

     Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. The Bank focuses its efforts on commercial loans of one to eight million dollars. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 75% or less. Working capital loans generally have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. Loans secured by accounts receivable or inventory are typically repaid as the assets securing the loan are converted into cash, and in other cases principal is due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the Bank. As of December 31, 2003, approximately 18% of the Bank's loan portfolio consisted of commercial loans.

     The Bank may offer small business loans utilizing government enhancements such as the Small Business Administration's 7(a) program and SBA's 504 programs, although the Bank has not generated any such loans to date. These loans are partially guaranteed by the federal government to reduce the Bank's risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans also vary with many economic factors, including the economy within the Bank's primary service area.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically will carry balances of less than $50,000 and are amortized over periods of up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal credit risk associated with consumer loans is the creditworthiness of the borrower. As of December 31, 2003, approximately 1% of the Bank's loan portfolio consisted of consumer loans not secured by real estate.

     The Bank also offers home equity loans. The Bank's underwriting criteria for and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit generally have terms of 10 years or less, carry balances less than $300,000, and extend up to 90% of the available equity of each property. This category comprised approximately 2% of the Bank's loan portfolio as of December 31, 2003.

OTHER  BANKING  SERVICES

     The Bank offers other banking services, including cash management services that provide sweep accounts for commercial businesses. Lines of credit, 24-hour telephone banking and PC/internet delivery are offered as well as safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, traveler's checks, and automatic drafts for various accounts. The Bank is associated with the STAR and Cirrus ATM networks that may be used by the bank's customers throughout the country. The Bank also offers debit card and credit card services through a correspondent bank as an agent for the Bank.

EMPLOYEES

     In connection with its capital infusion and shift in business strategy, the Bank has expanded its management team and added a significant number of lending, private banking, operations and other officers with a broad base of experience in the Bank's market area. As of December 31, 2003, the Bank had 32 full-time and 3 part-time employees.


                            SUPERVISION & REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE  COMPANY

     Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Bank's operations.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or to the Bank.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE  BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well-capitalized category.

     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.54 per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

     The Bank's deposit operations are subject to:

     - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL  ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the Bank's ratio of total capital to risk-weighted assets was 23.94% and our ratio of Tier 1 Capital to risk-weighted assets was 22.83%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 29.06% The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

PAYMENT  OF  DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Bank's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action."

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2003, the Bank could not pay a cash dividend without prior regulatory approval.

RESTRICTIONS  ON  TRANSACTIONS  WITH  AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a  bank's  loans  or  extensions  of  credit  to  affiliates;

     -    a  bank's  investment  in  affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

CONSUMER  CREDIT  REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Most of these amendments (the FCRA Amendments) are likely to become effective in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. Prior to the effective date of the FCRA
Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM  LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED  LEGISLATION  AND  REGULATORY  ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT  OF  GOVERNMENTAL  MONETARY  POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.   DESCRIPTION  OF  PROPERTY
-----------------------------------

     The Bank currently operates out of its main office, located in Powder Springs, Georgia, and a full-service branch located in Alpharetta, Georgia. The Bank has also leased additional temporary space in Gwinnett and Cobb Counties and in north metropolitan Atlanta, Georgia, with plans to purchase or lease permanent facilities in those areas during the next year of operations. All of the Bank's offices are leased, with the exception of its main office, which the Bank owns without encumbrance. The following table lists the Bank's current properties:

                                       Permanent/                                    Approximate
Location and Lease Terms               Temporary        Nature of Operations        Square Footage
-------------------------------------  ----------  -------------------------------  --------------
3270 Florence Road                     Permanent   Main office (full service)           10,000
Powder Springs, GA  30127

11605 Haynes Bridge Road               Temporary   Full-service branch                   5,200
Alpharetta, GA  30004
(3 Year lease, two 1 Year options)

1255 Lakes Parkway, Ste. 100           Temporary   Loan production office (full-         6,000
Lawrenceville, GA  30043                           service branch upon receipt of
(1 Year lease, then month-to-month)                pending regulatory approval)

3475 Piedmont Road, Ste. 400           Temporary   Loan production office (full-         5,800
Atlanta, GA  30305                                 service branch upon receipt of
(Until July 2007, right to sublease)               pending regulatory approval)

3330 Cumberland Blvd., Ste. 625        Temporary   Loan production office (full-         6,200
Atlanta, GA  30339                                 service branch upon receipt of
(18 Month lease, two 9 Month options)              pending regulatory approval)

     Although management believes the facilities listed above will, upon receipt of regulatory approval and commencement of full-service branch activities at the loan production offices described above, adequately serve the Bank's expanded geographic area and customer base, it is in the process of negotiating for the lease, purchase or construction of permanent space at or near these locations in order to improve the Bank's visibility and further its commercial objectives. The Bank's 2004 budget provides for a total of approximately $20 million in capital expenditures relating to such activities.

ITEM 3.   LEGAL  PROCEEDINGS.
-----------------------------

     None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS.
--------------------------------------------------------------------------

     There is currently no public trading market for our common stock. To our knowledge, the last price at which our stock was sold was $10.00 per share on September 5, 2003. As of December 31, 2003, we had approximately 575 shareholders of record.

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

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The following is a discussion of our financial condition and the financial condition of our subsidiary, Georgian Bank, at December 31, 2003 and 2002 and the results of operations for the years ended December 31, 2003 and December 31, 2002. The purpose of this discussion is to focus on information about our financial condition and our results of operations that are not otherwise apparent from our audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

BUSINESS  STRATEGY

     In the third quarter of 2003, our board of directors approved a new business plan that shifts our original focus on providing community banking services in our local market area to a new emphasis on serving the middle market business and investment community in a broader geographic area. We now actively target businesses with annual sales of $1 million to $25 million and affluent households with investable assets in excess of $100,000 in several counties spanning the north metropolitan Atlanta area.

     As part of the new plan, we raised $ 50 million in capital and acquired a loan production company in Alpharetta, Georgia. This office now operates as a full service office of the Company. We currently plan to open three new full service facilities during the first and second quarters of 2004.

     We have hired a substantial number of highly qualified banking and financial professionals and continue to seek to attract additional personnel to staff our new offices and develop new business.

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

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 that are included in Item 7 of this Form 10-KSB.

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

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2002

     Following is a summary of our balance sheets for the periods indicated:

                                     December 31,
                                   2003         2002
                               ------------  -----------
                                (Dollars in Thousands)
                                ----------------------
Cash and due from banks        $      1,070  $       906
Federal funds sold                   11,645        5,764
Securities available-for-sale        13,664        3,643
Other investments                       865            -
Loans, net                          214,181       42,923
Premises and equipment                3,708        3,396
Other assets                          4,912        2,064
                               ------------  -----------

                               $    250,045  $    58,696
                               ============  ===========

Total deposits                 $    191,093       50,440
Other borrowings                        600          116
Other liabilities                       218           96
Shareholders' equity                 58,134        8,044
                               ------------  -----------

                               $    250,045  $    58,696
                               ============  ===========

     As of December 31, 2003, we had total assets of $250.0 million. We generated $140.6 million in deposits since December 31, 2002 and invested that growth in loans, which increased $173.7 million, investment securities, which increased $10.9 million, and federal funds sold, which increased $5.9 million. We also raised $50 million in the private placement transaction discussed above, which was used to fund asset growth. Our plan is that loan and deposit growth in the coming year, in terms of dollars outstanding, will be substantially greater than that of the year 2003, and ensure asset quality remains high and our pricing of our loan and deposit products yield profitable relationships.

     Our investment portfolio consists of U.S. Treasury Notes and debt securities in the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and Federal Home Loan Bank. We purchased $15.3 million of such securities during 2003 to receive higher yields than federal funds sold and to provide a source of secondary liquidity.

     Most of our loan portfolio is collateralized by real estate located in our primary market area of north metropolitan Atlanta. A breakdown of our loan portfolio is as follows: commercial loans secured by collateral other than real estate make up 18% of the portfolio; construction and land development loans comprise 47% of the loan portfolio and consists of loans primarily collateralized by one to four family residential properties; commercial purpose loans secured by real estate, primarily small business commercial properties, comprise 25% of the loan portfolio, and consumer loans secured by real estate loans are 9% of the loan portfolio. We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

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

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable.

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

     At December 31, 2003, our capital ratios were considered "well capitalized" based on regulatory minimum capital requirements. Our shareholders' equity increased $50,090,000 during 2003 due primarily to our private placement offering which raised $49,922,000, net of offering costs. Other increases in our shareholders' equity resulted from our net income of $163,000, a decrease in unrealized gains on securities available-for-sale of $4,000 and the exercise of stock options of $9,000.

     Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank's regulatory agency. Currently, no dividends can be paid by the bank to the holding company without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the company and the bank as of December 31, 2003 are as follows:

                                                      Actual
                                                      ------
                                       Georgian         Georgian    Regulatory
                                 Bancorporation, Inc.     Bank     Requirements
                                 ---------------------  ---------  -------------
     Leverage capital ratio              29.75%          29.06%        5.00%
     Risk-based capital ratios:
     Core capital                        23.37%          22.83%        6.00%
     Total capital                       24.48%          23.93%       10.00%

     These ratios will decline as asset growth continues, but we intend to exceed the regulatory minimum requirements.

     At December 31, 2003, we had no commitments for capital expenditures.

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


OFF BALANCE SHEET ARRANGEMENTS

     At December 31, 2003, we had loan commitments outstanding of $91.2 million. Because these commitments generally have fixed expiration dates and may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2003, we had arrangements with four commercial banks for short-term advances of $37,000,000. We also have the ability to raise certificate of deposit funds in the national market though correspondent banks' brokerage operations and through other financial firms.

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

RESULTS  OF  OPERATIONS  FOR  THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31,
2002

     The following is a summary of our operations for the periods indicated.

                                               Year Ended
                                  December 31, 2003    December 31, 2002
                                 -------------------  -------------------
                                          (Dollars in Thousands)
                                          ----------------------
Interest income                  $            6,217   $            2,130
Interest expense                              1,624                  770
                                 -------------------  -------------------
Net interest income                           4,593                1,360

Provision for loan losses                     2,207                  437
Other income                                    168                   77
Other expenses                                3,106                1,705
                                 -------------------  -------------------
Loss before income tax benefit                 (552)                (705)
Income tax benefit                              715                    -
                                 -------------------  -------------------

Net income (loss)                $              163   $             (705)
                                 ===================  ===================

Net Interest Income
-------------------

     Our results of operations are determined by our ability to grow our assets and deposits, manage interest income and expense effectively, minimize loan and investment losses, generate non-interest income, and control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     Net interest income was $4,593,000 for the year ended December 31, 2003, an increase of $3,233,000 from the year ended December 31, 2002. This increase came primarily from increased loans outstanding, which increased $173.7 million at December 31, 2003 from December 31, 2002. This growth generated an increase in loan interest income of approximately $2.7 million and an increase in loan fees of $1.2 million. Interest income on investments was $197,000 in 2003, an increase of $138,000 over 2002, again the result of increased balances, which increased $10.9 million in 2003 over 2002. Offsetting this earning asset income growth was an increase in interest expense on deposits, which, at $1.6 million in 2003, was $835,000 above the year 2002.

     Average loans for 2003 were $81.4 million, an increase of $54.6 million over 2002; average securities were $6.7 million in 2003, an increase of $5.4 million over 2002; and average federal funds sold were $12.3 million, an increase of $7.8 million from 2002. Loan growth was generated primarily by business development efforts of our lending officers and directors.

     Average interest-bearing liabilities were $77.0 million in 2003, an increase of $50.7 million over 2002. Most of this increase is the result of two factors. First, our pricing strategy for savings and money market deposits offers high rates, which have had a very favorable customer response. These two categories comprised 44% of our total deposits as of December 31, 2003 and increased $37.1 million on average balances in 2003 compared to 2002. Second, to fund our loan growth, we raised $62.8 million in brokered and non-brokered time deposits in the national market during late 2003.

     For 2003, our yield on average interest-earning assets was 6.17%, and our cost of funds was 2.11%, resulting in a net interest spread of 4.06%. For 2002, our yield on interest-earning assets was 6.55% and our cost of funds was 2.92%. The net interest margin during the year ended December 31, 2003 was 4.56%, an increase of .38% over the prior year due to: a) higher balances in loans and the resultant increase in the percentage of earning assets held in loans, which earn significantly higher yields than other earning assets; b) declines in the prime rate and federal funds market rates decreased loan rates and investment securities yields; and c) an increase of $1.2 million in loan fees.

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

     The provision for loan losses was $2,206,500 in 2003 and $437,000 in 2002. The higher amount provided in 2003 was due to the growth of the portfolio. The loan portfolio grew $173.7 million in 2003, compared to growth of $38.0 million in 2002. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. We have not had any nonperforming loans or assets since inception of business through December 31, 2003. The allowance for loan losses as a percentage of total loans was 1.24% at December 31, 2003 and 1.13% at December 31, 2002. See "Summary of Loan Loss Experience - Allowance for Loan Losses."

Other Income
------------

     Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other income increased $90,000 in 2003 compared to 2002. Service charges on deposits increased 80% in 2003 over 2002 due to increased deposit balances. Income of $92,000 was recorded for the increase in cash surrender value of key man life insurance in 2003, compared to $34,000 in 2002.

Other Expense
-------------

     Other operating expense for the year ended December 31, 2003 consists of salaries and employee benefits of $2.0 million, which is $977,000 higher than 2002; equipment and occupancy expenses of $326,000, an increase of $125,000 over 2002; and other operating expenses of $758,000, an increase of $299,000 over 2002.

     The increase in all categories of other expenses reflects the new business plan adopted in 2003. We added another full service office, added a number of experienced loan and business development officers and began building the staff and infrastructure necessary to attain and support our aggressive growth plans.

     Salaries and benefits increased due to the the acquisition of the Alpharetta office and the hiring of loan officers and support personnel. As of December 31, 2003, we had 36 full-time equivalent employees compared to 16 at December 31, 2002.

     The increase in equipment and occupancy expenses were generated by the opening of the new office and additional equipment and software purchased. Also, the bank's Powder Springs office opened in May, 2002, so the year 2002 only has eight months expenses related to this facility, compared to a full year for 2003.

     Other operating expenses also follow the business plan expansion. We had increased expenses in various categories necessary to implement and continue the development of our plan. For example, our advertising and business development expense increased $60,000 to attract clients, and our professional fees, including audits, increased $29,000.

Income Tax
----------

     For the year ended December 31, 2003, we recognized an income tax benefit of $714,500. We did not recognize any income tax benefit or expense in 2002. The recognition of the income tax benefit in 2003 was due to the reversal of the valuation allowance that we had previously recorded related to our deferred tax assets. These deferred tax assets accumulated during our organizational and initial operating stages and were not recognized previously due to the fact that realization of these benefits was dependent upon future taxable income.

     At December 31, 2003, we have available net operating loss carryforwards of approximately $965,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning 2021.

Asset/Liability Management
--------------------------

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

     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a periodic basis. The objective is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact on earnings of substantial movements in market interest rates. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

     A substantial portion of our assets consist of loans with rates indexed to the general market prime rate. We have approximately $188 million in loans for which the rate charged on the loan changes whenever the prime rate changes. Therefore, the impact on our income could be subtantial as the prime rate moves in reaction to general market conditions and actions of the Federal Reserve Bank. However, to protect our margins in the event of downward movements in the prime rate, we require many of our loans for which the rate is indexed to prime to have floor rates. The rate charged on the loan will not decline below the floor regardless of the magnitude of the downward movement in prime. Conversely, if prime increases, the rate we charge on the loan can increase, thereby improving our revenue. We currently have $122 million in indexed loans which are at their floor rate.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to changes in market rates, a loss of deposits could occur that would negatively affect our liquidity position. We closely monitor the pricing on all of our deposit products and plan to continue to offer high rates on the money market and certificate of deposit products. We plan to actively market and increase the balances in our other deposit categories primarily by opening new offices, direct business development efforts by our officers, advertising campaigns, and offering new products and services.

     At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 130%. This measurement assumes a rising rate environment which would allow us to increase rates on the loans currently at their floor rate. The gap indicates that more of our interest-bearing assets will reprice during this period than interest-earning liabilities. Our targeted ratio is 80% to 120% in this time period; we are above are our targeted parameter, but this is a favorable variance. At this gap level, our net interest income could be significantly increased by increases in market interest rates.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times within this period and at different rates.

                                                                   After Three    After One
                                                         Within    Months but     Year but     After
                                                         Three     Within One      Within      Five
                                                         Months       Year       Five Years    Years    Total
                                                        --------  -------------  -----------  -------  --------
                                                 (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                                    $ 11,645  $          -   $         -  $     -  $ 11,645
  Securities                                                 381           150        12,135      998    13,664
  Loans                                                  189,076         3,023        21,404    3,376   216,879
                                                        --------  -------------  -----------  -------  --------

                                                         201,102         3,173        33,539    4,374   242,188
                                                        --------  -------------  -----------  -------  --------

Interest-bearing liabilities:
  Interest-bearing demand deposits                         4,621             -             -        -     4,621
  Savings                                                 83,443             -             -        -    83,443
  Certificates, less than $100,000                         5,281         6,517         3,056        -    14,854
  Certificates, $100,000 and over                          4,867        52,352        25,099        -    82,318
  Other borrowings                                           600             -             -        -       600
                                                        --------  -------------  -----------  -------  --------

                                                          98,812        58,869        28,155        -   185,836
                                                        --------  -------------  -----------  -------  --------

Interest rate sensitivity gap                           $102,290  $    (55,696)  $     5,384  $ 4,374  $ 56,352
                                                        ========  =============  ===========  =======  ========

Cumulative interest rate sensitivity gap                $102,290  $     46,594   $    51,978  $56,352
                                                        ========  =============  ===========  =======
Interest rate sensitivity gap ratio (interest-earning
  assets divided by interest-bearing liabilities for
  the period)                                               2.04          (.05)         1.19        *
                                                        ========  =============  ===========
Cumulative interest rate sensitivity gap ratio
  (cumulative interest-earning assets divided by
  interest-bearing liabilities)                             2.04          1.30          1.28     1.30
                                                        ========  =============  ===========  =======

*Not calculable.

     The above table reflects our GAP position in an increasing rate environment. Loans currently at their floor rate would have their rates increase if prime increases. In a falling rate environement, loans currently at their floor rate would not reprice downward. Our GAP position at the one-year timeframe in a falling rate scenario is 103%, which means that only slightly more assets would reprice downward than liabilities. The impact on net interest income of such a movement should not be material, assuming other factors discussed above do not negatively impact net interest income.


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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              SHAREHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

AVERAGE BALANCES

     Our consolidated average balance sheets for the periods indicated are presented below. (1)

                                                      Year Ended December 31,
                                                        2003          2002
                                                    -------------  -----------
                                                       (Dollars in Thousands)
                                                       ----------------------
ASSETS

Cash and due from banks                             $      1,374   $      707
Federal funds sold                                        12,297        4,451
Securities available-for-sale, at cost                     6,705        1,303
Other investments                                            329            -
Unrealized gains on securities available-for-sale             13            8
Loans (2)                                                 81,428       26,776
Allowance for loan losses                                   (947)        (288)
Other assets                                               6,150        3,708
                                                    -------------  -----------
                                                    $    107,349   $   36,665
                                                    =============  ===========

Total interest-earning assets                       $    100,772   $   32,538
                                                    =============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand                          $      7,084   $    1,896
Interest-bearing demand and savings                       52,375       18,170
Time                                                      23,204        8,132
                                                    -------------  -----------
               Total Deposits                             82,663       28,198

Federal funds purchased                                      874           44
Other borrowings                                             535            -
Other liabilities                                            254          117
                                                    -------------  -----------
               Total Liabilities                          84,326       28,359
Shareholders' equity (3)                                  23,023        8,306
                                                    -------------  -----------
                                                    $    107,349   $   36,665
                                                    =============  ===========

Total interest-bearing liabilities                  $     76,988   $   26,346
                                                    =============  ===========

(1) Average balances were determined using the daily average balances during the periods presented for each category

(2)  There were no nonaccrual loans included in average loans.

(3) Average unrealized gains net of tax effect on securities available for sale of $9,000 and $6,000 were included in shareholders' equity for the years 2003 and 2002, respectively.

INTEREST INCOME AND INTEREST EXPENSE

     The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net interest margin.

                                     Year Ended December 31, 2003      Year Ended December 31, 2002
                                   --------------------------------  ---------------------------------
                                      Interest      Average Yields       Interest      Average Yields
                                        (Dollars in Thousands)            (Dollars in Thousands)
                                        ----------------------            ----------------------
INTEREST INCOME:
  Interest and fees on loans (1)   $         5,897            7.24%  $          2,005            7.49%
  Interest on taxable securities               197            2.80                 59            4.50
  Interest on Federal funds sold               123            1.00                 66            1.49
                                   ---------------  ---------------  ----------------  ---------------
  Total interest income                      6,217            6.17              2,130            6.55
                                   ---------------  ---------------  ----------------  ---------------

INTEREST EXPENSE:
  Interest on interest-bearing
  demand deposits and savings                1,039            1.98                525            2.88
  Interest on time deposits                    565            2.44                245            3.01
  Interest on other borrowings                  20            1.42                  -               -
                                   ---------------  ---------------  ----------------  ---------------
  Total interest expense                     1,624            2.11                770            2.92
                                   ---------------  ---------------  ----------------  ---------------

NET INTEREST INCOME                $         4,593                   $          1,360
                                   ===============                   ================

  Net interest spread                                         4.06%                              3.63%
                                                    ===============                    ===============
  Net interest margin                                         4.56%                              4.18%
                                                    ===============                    ===============

(1) Interest and fees on loans include $1,597,000 and $380,000 of loan fee income for the years ended December 31, 2003 and December 31, 2002, respectively. There was no interest income recognized on nonaccrual loans during 2003 or 2002.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                              2003 COMPARED TO 2002
                                               INCREASE (DECREASE)
                                                DUE TO CHANGE IN
                                             RATE   VOLUME   CHANGE
                                            ------  -------  -------
Income from interest-earning assets:
  Interest and fees on loans                $(182)  $ 4,074  $ 3,892
  Interest on taxable securities              (13)      151      138
  Interest on Federal funds sold              (31)       88       57
                                            ------  -------  -------
          Total interest income              (226)    4,313    4,087
                                            ------  -------  -------

Expense from interest-bearing liabilities:
  Interest on interest-bearing deposits      (102)      616      514
  Interest on time deposits                   (37)      357      320
  Interest on borrowings                        -        20       20
                                            ------  -------  -------
          Total interest expense             (139)      993      854
                                            ------  -------  -------
          Net interest income               $ (87)  $ 3,320  $ 3,233
                                            ======  =======  =======

                              INVESTMENT PORTFOLIO

TYPES OF INVESTMENTS

     The carrying amounts of securities classified as available-for-sale, are summarized as follows:

                                 December 31, 2003        December 31, 2002
                              -----------------------  -----------------------
                              (Dollars in Thousands)   (Dollars in Thousands)
                              -----------------------  -----------------------
Debt securities:
  U.S. Government and agency
    securities                $                11,229  $                 2,527
  Mortgage backed securities                    2,435                    1,116
                              -----------------------  -----------------------
                              $                13,664  $                 3,643
                              =======================  =======================

MATURITIES
     The contractual maturity of securities as of December 31, 2003 are shown below.

                                                After one but     After five but
                            Within one year      within five         within ten    Totals
                            ----------------  -----------------  ----------------  -------
                            Amount   Yield     Amount    Yield    Amount   Yield
                            ------  --------  --------  -------  --------  ------
U.S. Government and
    agency securities            -         -  $ 11,229    3.20%         -       -  $11,229
Mortgage-backed securities       -         -     2,435    2.85%         -       -    2,435
                            ------  --------  --------  -------  --------  ------  -------

                                 -         -  $ 13,664    3.14%         -       -  $13,664
                            ======  ========  ========  =======  ========  ======  =======

     Other investments consist of stock of the Federal Home Loan Bank of Atlanta and stock of Community Financial Services, Inc., parent company of The Bankers Bank of Atlanta, both purchased during 2003.

                                 LOAN PORTFOLIO

TYPES OF LOANS

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                         December 31, 2003        December 31, 2002
                                      -----------------------  -----------------------
                                      (Dollars in Thousands)   (Dollars in Thousands)
                                      -----------------------  -----------------------
Commercial                            $               38,815   $                5,652
Real estate construction                             101,955                   19,471
Real estate mortgage - commercial                     63,370                   11,628
Real estate mortgage - consumer                       11,666                    5,417
Consumer installment loans and other                   1,415                    1,394
                                      -----------------------  -----------------------
                                                     217,221                   43,562
Less deferred loan fees                                 (341)                    (147)
Less allowance for loan losses                        (2,699)                    (492)
                                      -----------------------  -----------------------
       Net loans                      $              214,181   $               42,923
                                      =======================  =======================

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

                                        December 31, 2003
                                     -----------------------
                                     (Dollars in Thousands)
                                     -----------------------
Commercial
  One year or less                   $        27,250
  After one year through five years           11,060
  After five years                               505
                                     ---------------
                                              38,815
                                     ---------------
Construction
  One year or less                            69,489
  After one year through five years           32,466
  After five years                                 -
                                     ---------------
                                             101,955
                                     ---------------

Other
  One year or less                            29,062
  After one year through five years           41,449
  After five years                             5,940
                                     ---------------
                                              76,451
                                     ---------------

                                     $       217,221
                                     ===============

     The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                       (Dollars in Thousands)
Predetermined interest rates           $  29,843
Floating or adjustable interest rates     61,577
                                       ---------
                                       $  91,420
                                       =========

RISK ELEMENTS

     Information with respect to nonaccrual, past due, and restructured loans is as follows:

                                                     December 31, 2003        December 31, 2002
                                                  -----------------------  -----------------------
                                                  (Dollars in Thousands)   (Dollars in Thousands)
Nonaccrual loans                                           $ -                      $ -
Loans contractually past due ninety days or more
  as to interest or principal payments and still
  accruing                                                   -                        -
Restructured loans                                           -                        -
Loans, now current about which there are serious
  doubts as to the ability of the borrower to
  comply with loan repayment terms                           -                        -
Interest income that would have been recorded on
  nonaccrual and restructured loans under
  original terms                                             -                        -
Interest income that was recorded on nonaccrual
  and restructured loans                                     -                        -

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

                                                                                   2003          2002
                                                                               -------------  -----------
                                                                                 (Dollars in Thousands)
Average amount of loans outstanding                                            $      81,428  $    26,776
                                                                               =============  ===========
Balance of allowance for loan losses at beginning of period                    $         492  $        55
Loans charged off                                                                          -            -
Loans recovered                                                                            -            -
Net charge-offs                                                                            -            -
Additions to the allowance charged to operating expense during period                  2,207          437
                                                                               -------------  -----------
Balance of allowance for loan losses at end of period                          $       2,699  $       492
                                                                               =============  ===========
Ratio of net loans charged off during the period to average loans outstanding             -%           -%

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

     As of December 31, 2003, we had made no formal allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated date, is as follows:

                                         December 31, 2003                       December 31, 2002
                                         -----------------                       -----------------
                                              Percent of loans in each                 Percent of loans in each
                                   Amount      category to total loans      Amount      category to total loans
                                ------------  -------------------------  ------------  -------------------------

                                       (Dollars in Thousands)                  (Dollars in Thousands)

Commercial                      $        486                        18%  $         59                        13%
Real estate - construction             1,269                        47            235                        45
Real estate - mortgage                   918                        34            184                        39
Consumer installment and other            27                         1             14                         3
                                ------------  -------------------------  ------------  -------------------------
                                $      2,699                       100%  $        492                       100%
                                ============  =========================  ============  =========================

                                    DEPOSITS

     Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits, and time deposits, is presented below.

                                                         2003                      2002
                                                         ----                      ----
                                                 Amount      Percent       Amount      Percent
                                              ------------  ----------  ------------  ----------
                                               (Dollars in Thousands)    (Dollars in Thousands)
Noninterest-bearing demand deposits           $      7,084          -%  $      1,896          -%
Interest-bearing demand deposits and savings        52,375        1.98        18,170        2.88
Time deposits                                       23,204        2.44         8,132        3.01
                                              ------------              ------------
      Total deposits                          $     82,663              $     28,198
                                              ============              ============

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                               December 31, 2003
                                            -----------------------
                                             (Dollars in Thousands)
                                            -----------------------
     Three months or less                   $                 4,867
     Over three months through six months                    17,627
     Over six months through twelve months                   34,725
     Over twelve months                                      25,099
                                            -----------------------
     Total                                  $                82,318
                                            =======================

                    RETURN ON ASSETS AND SHAREHOLDERS' EQUITY

     The following rate of return information for the years indicated is presented below.

                                               2003                  2002
                                              ------                -------
Return on average assets (1)                    .15%                (1.92)%
Return on average equity (2)                    .69%                (8.49)%
Dividend payout ratio (3)                         -                      -
Equity to assets ratio (4)                    23.25%                 22.65%

(1)     Net income (loss)divided by average total assets.
(2)     Net income (loss) divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)     Average shareholders equity divided by average total assets.

ITEM 7.   FINANCIAL  STATEMENTS
-------------------------------

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 2003



                                TABLE OF CONTENTS
                                -----------------



                                                                            PAGE
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . .  28

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . . . . . . . . . . . .  30
  CONSOLIDATED STATEMENTS OF OPERATIONS  . . . . . . . . . . . . . . . . . .  31
  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME  . . . . . . . . . . . . .  32
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  . . . . . . . . . . . . .  33
  CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . . . . . .  34
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . .  35

                            Porter Keadle Moore, LLP
                            ------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY
POWDER SPRINGS, GEORGIA


     We have audited the accompanying consolidated balance sheet of GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for 2002 were audited by other auditors whose report dated January 30, 2003 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgian Bancorporation, Inc. and subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
January 30, 2004


                          CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
Suite 1800 - Peachtree Street NE - Atlanta, Georgia 30303 - Phone 404-588-4200 -
                         Fax 404-588-4222 - www.pkm.com

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
SWEETWATER FINANCIAL GROUP, INC.
POWDER SPRINGS, GEORGIA


     We have audited the accompanying consolidated balance sheets of SWEETWATER FINANCIAL GROUP, INC. AND SUBSIDIARY as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Financial Group, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 30, 2003

                                 GEORGIAN BANCORPORATION, INC.
                                         AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31, 2003 AND 2002



                                                                        2003           2002
                                                                    -------------  ------------
                                  ASSETS
                                  ------

Cash and due from banks                                             $  1,070,004   $   906,026
Federal funds sold                                                    11,645,000     5,764,000
                                                                    -------------  ------------
    Cash and cash equivalents                                         12,715,004     6,670,026
Investment securities available-for-sale                              13,663,797     3,643,035
Other investments                                                        864,825             -

Loans                                                                216,879,255    43,414,667
Less allowance for loan losses                                         2,698,500       492,000
                                                                    -------------  ------------
          Loans, net                                                 214,180,755    42,922,667

Premises and equipment                                                 3,708,731     3,396,312
Other assets                                                           4,911,725     2,063,654
                                                                    -------------  ------------

          TOTAL ASSETS                                              $250,044,837   $58,695,694
                                                                    =============  ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Deposits:
    Noninterest-bearing                                             $  5,857,275   $ 3,375,301
    Interest-bearing                                                 185,236,137    47,064,458
                                                                    -------------  ------------
           Total deposits                                            191,093,412    50,439,759
Other borrowings                                                         600,090       115,468
Other liabilities                                                        217,114        96,321
                                                                    -------------  ------------

          TOTAL LIABILITIES                                          191,910,616    50,651,548
                                                                    -------------  ------------

Commitments
Shareholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
        no shares issued and outstanding                                       -             -
    Common stock, $.01 par value, 10,000,000 shares authorized;
        5,945,286 and 944,286 shares issued and outstanding
        in 2003 and 2002, respectively                                    59,453         9,443
    Additional paid-in capital                                        59,250,134     9,369,620
    Accumulated deficit                                               (1,190,469)   (1,353,659)
    Accumulated other comprehensive income                                15,103        18,742
                                                                    -------------  ------------

          TOTAL SHAREHOLDERS' EQUITY                                  58,134,221     8,044,146
                                                                    -------------  ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $250,044,837   $58,695,694
                                                                    =============  ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              GEORGIAN BANCORPORATION, INC.
                                     AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                   2003         2002
                                                                -----------  -----------
INTEREST INCOME:
  Loans, including fees                                         $5,897,438   $2,004,941
  Taxable securities                                               197,325       58,641
  Federal funds sold                                               122,811       66,240
                                                                -----------  -----------
     TOTAL INTEREST INCOME                                       6,217,574    2,129,822
                                                                -----------  -----------

INTEREST EXPENSE:
  Deposits                                                       1,604,005      768,625
  Other borrowings                                                  20,325        1,127
                                                                -----------  -----------
     TOTAL INTEREST EXPENSE                                      1,624,330      769,752
                                                                -----------  -----------

     NET INTEREST INCOME                                         4,593,244    1,360,070

PROVISION FOR LOAN LOSSES                                        2,206,500      437,000
                                                                -----------  -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         2,386,744      923,070
                                                                -----------  -----------

OTHER INCOME:
  Service charges on deposit accounts                               50,036       27,813
  Other operating income                                           117,516       49,470
                                                                -----------  -----------
     TOTAL OTHER INCOME                                            167,552       77,283
                                                                -----------  -----------

OTHER EXPENSES:
  Salaries and employee benefits                                 2,021,689    1,044,613
  Equipment and occupancy expenses                                 325,634      200,967
  Other operating expenses                                         758,313      459,325
                                                                -----------  -----------
     TOTAL OTHER EXPENSES                                        3,105,636    1,704,905
                                                                -----------  -----------

     LOSS BEFORE INCOME TAX BENEFIT                               (551,340)    (704,552)

INCOME TAX BENEFIT                                                 714,530            -
                                                                -----------  -----------

     NET INCOME (LOSS)                                          $  163,190   $ (704,552)
                                                                ===========  ===========

BASIC INCOME (LOSS) PER SHARE                                   $     0.07   $    (0.75)
                                                                ===========  ===========
DILUTED INCOME (LOSS) PER SHARE                                 $     0.06   $    (0.75)
                                                                ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             GEORGIAN BANCORPORATION, INC.
                                     AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                    2003        2002
                                                                  ---------  ----------
NET INCOME (LOSS)                                                 $163,190   $(704,552)
                                                                  ---------  ----------

OTHER COMPREHENSIVE INCOME (LOSS):

  Unrealized holding gains (losses) on available-for-sale
    securities arising during period, net of tax of
    $1,959 and $10,092, respectively                                (3,639)     16,164
                                                                  ---------  ----------
COMPREHENSIVE INCOME (LOSS)                                       $159,551   $(688,388)
                                                                  =========  ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                          GEORGIAN BANCORPORATION, INC.
                                                  AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                   ACCUMULATED
                                   COMMON STOCK      ADDITIONAL                       OTHER            TOTAL
                                ------------------    PAID-IN      ACCUMULATED    COMPREHENSIVE    SHAREHOLDERS'
                                 SHARES    AMOUNT     CAPITAL        DEFICIT         INCOME           EQUITY
                                ---------  -------  ------------  -------------  ---------------  ---------------

BALANCE, DECEMBER 31, 2001        938,453  $ 9,385  $ 9,311,348   $   (649,107)  $        2,578   $    8,674,204
  Net loss                              -        -            -       (704,552)               -         (704,552)
  Exercise of stock warrants        5,833       58       58,272              -                -           58,330
  Other comprehensive income            -        -            -              -           16,164           16,164
                                ---------  -------  ------------  -------------  ---------------  ---------------
BALANCE, DECEMBER 31, 2002        944,286    9,443    9,369,620     (1,353,659)          18,742        8,044,146
  Net income                            -        -            -        163,190                -          163,190
  Issuance of common stock      5,000,000   50,000   49,950,000              -                -       50,000,000
  Stock offering costs                  -        -      (77,996)             -                -          (77,996)
  Exercise of stock options         1,000       10        8,510              -                -            8,520
  Other comprehensive income            -        -            -              -           (3,639)          (3,639)
                                ---------  -------  ------------  -------------  ---------------  ---------------
BALANCE, DECEMBER 31, 2003      5,945,286  $59,453  $59,250,134   $ (1,190,469)  $       15,103   $   58,134,221
                                =========  =======  ============  =============  ===============  ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     GEORGIAN BANCORPORATION, INC.
                                            AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                              2003           2002
                                                                         --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $     163,190   $   (704,552)
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                                              246,611        116,423
    Provision for loan losses                                                2,206,500        437,000
    Income tax benefit                                                        (714,530)             -
    Gain on sale of premises and equipment                                      (7,756)             -
    Increase in cash surrender value of life insurance                         (91,664)       (33,720)
    Change in other assets                                                    (984,588)      (228,836)
    Change in other liabilities                                                120,793         82,491
                                                                         --------------  -------------

          Net cash provided by (used in) operating activities                  938,556       (331,194)
                                                                         --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF
     ACQUISITION
  Purchases of securities available-for-sale                               (15,265,309)    (3,730,147)
  Proceeds from sales and calls of securities available-for-sale             5,171,417        611,966
  Purchases of other investments                                              (864,825)             -
  Net increase in loans                                                   (173,464,588)   (37,960,594)
  Purchase of premises and equipment                                          (291,565)    (1,847,068)
  Purchase of insurance policies                                                     -     (1,710,000)
  Proceeds from the sale of premises and equipment                              75,580              -
  Cash paid in business acquisition                                         (1,323,087)             -
                                                                         --------------  -------------

           Net cash used in investing activities                          (185,962,377)   (44,635,843)
                                                                         --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF
     ACQUISITION
  Net increase in deposits                                                 140,653,653     44,953,466
  Net increase in other borrowings                                             484,622         72,848
  Proceeds from issuance of common stock                                    50,000,000              -
  Stock offering costs                                                         (77,996)             -
  Proceeds from exercise of stock options and warrants                           8,520         58,330
                                                                         --------------  -------------

           Net cash provided by financing activities                       191,068,799     45,084,644
                                                                         --------------  -------------

Net increase in cash and cash equivalents                                    6,044,978        117,607

Cash and cash equivalents at beginning of year                               6,670,026      6,552,419
                                                                         --------------  -------------

Cash and cash equivalents at end of year                                 $  12,715,004   $  6,670,026
                                                                         ==============  =============

SUPPLEMENTAL DISCLOSURES

  Cash paid for interest                                                 $   1,557,953   $    716,451

  Noncash investing and financing activities:
    Change in unrealized gain/loss on investment securities
      available-for-sale, net of tax                                     $      (3,639)  $     16,164

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS
          Georgian Bancorporation, Inc. (the "Company") is a bank holding company whose business is conducted by its wholly-owned subsidiary, Georgian Bank (the "Bank"). The Company was formerly known as Sweetwater Financial Group, Inc. The Bank is a commercial bank located in Powder Springs, Cobb County, Georgia. The Bank provides a full range of banking services in its primary market area of northern metropolitan Atlanta. The Company is subject to regulation under the Bank Holding Company Act of 1956. The Bank is primarily regulated by the Georgia Department of Banking and Finance ("DBF") and the Federal Deposit Insurance Corporation ("FDIC").

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

          CASH AND CASH EQUIVALENTS
          Cash equivalents include amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

          The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

          INVESTMENT SECURITIES
          The Company classifies its securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are securities held for the purpose of generating profits on short-term differences in price. Securities held-to-maturity are those securities for which the Company has the ability and intent to hold to maturity. All other securities are classified as available-for-sale. As of December 31, 2003 and 2002, all of the Company's investment securities were classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings in the period in which the gain or loss occurs. Unrealized holding gains and losses, net of the related tax effect, on securities available-for-sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer.

          A decline in the market value of any available-for-sale or held-to-maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          INVESTMENT  SECURITIES,  CONTINUED
          Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses are included in earnings and the cost of securities sold are derived using the specific identification method.

          OTHER  INVESTMENTS
          Other investments include Federal Home Loan Bank ("FHLB") stock and other equity securities with no readily determinable fair value. These investments are carried at cost, which approximates fair value.

          LOANS
          Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the unpaid principal balance using the simple interest method.

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

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          PREMISES AND EQUIPMENT
          Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are charged to the asset accounts while maintenance and repairs that do not improve or extend the useful lives of the assets are expensed currently. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

          Depreciation expense is computed using the straight-line method over the following estimated useful lives:

            Building                             39 years
            Furniture and equipment            3-28 years

          SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
          Securities sold under repurchase agreements, which are classified as other borrowings, generally mature within one day from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

          INCOME TAXES
          Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

          In the event the future tax consequences of differences between the financial reporting bases and the tax bases of The Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

          NET EARNINGS PER COMMON SHARE
          The Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of operations. Basic earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share". For 2002, the potential effect of outstanding options and warrants would be antidilutive, and therefore is not presented. Antidilutive warrants totaled 329,167 as of December 31, 2002. Earnings per common share amounts for the year ended December 31, 2003 are as follows:

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          NET EARNINGS PER COMMON SHARE, CONTINUED

            FOR THE YEAR ENDED DECEMBER 31, 2003

                                                   Net Earnings   Common Share    Per Share
                                                   (Numerator)    (Denominator)    Amount
                                                  --------------  -------------  -----------
            Basic earnings per share              $      163,190      2,508,744  $     0.07

            Effect of dilutive securities -
                stock options and warrants                     -         10,360        (.01)
                                                  --------------  -------------  -----------

            Diluted earnings per share            $      163,190      2,519,104  $     0.06
                                                  ==============  =============  ===========

          STOCK COMPENSATION PLANS
          The Company sponsors two stock-based compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the proforma effect on net income (loss) and income (losses) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                                                           2003         2002
                                                                        ----------  ------------
            Net income (loss), as reported                              $ 163,190   $  (704,552)
            Deduct: Total stock-based compensation
                expense, net of tax, determined under fair value based
                method for all awards                                    (239,938)     (472,147)
                                                                        ----------  ------------
            Pro forma net loss                                          $ (76,748)  $(1,176,699)
                                                                        ----------  ------------
            Income (loss) per share:
              Basic - as reported                                       $     .07   $     (0.75)
                                                                        ==========  ============
              Diluted - as reported                                     $     .06   $     (0.75)
                                                                        ==========  ============
              Basic and diluted - pro forma                             $    (.03)  $     (1.25)
                                                                        ==========  ============

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

          RECENT ACCOUNTING STANDARDS
          Accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2.   BUSINESS  COMBINATION

          On September 5, 2003 the Company acquired all the assets and loans in process and assumed all the liabilities of G. Teel Enterprises (GTE), Alpharetta, Georgia for approximately $1,423,000, which was all paid in cash upon the assumption of all of GTE's liabilities. GTE was a loan production office with a large volume of loans in process. All of the employees of GTE are now employees of the Company. Operating results of GTE have been included in the Company's operations from the date of acquisition. The following is a pro forma disclosure of the results of operations of the Company as if the acquisition had occurred as of the beginning of the period presented. The results of operations for the year ended December 31, 2002 would not have been different than the results presented as GTE was not in operations during 2002.

                                                                Pro Forma
          For the Year ended December 31, 2003   As Reported   Adjustments   Pro Forma Amount
          -------------------------------------  ------------  ------------  -----------------
          Net interest income                    $  4,593,244      176,232          4,769,476
          Provision for loan losses                 2,206,500            -          2,206,500
          Noninterest income                          167,552            -            167,552
          Noninterest expense                       3,105,636    1,049,513          4,155,149
          Income tax benefit                          714,530      332,000          1,046,530
                                                 ------------  ------------  -----------------
          Net earnings (loss)                    $    163,190     (541,281)          (378,091)
                                                 ============  ============  =================
          Net earnings (loss) per share          $        .06                            (.15)
                                                 ============                =================

          The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

          Receivables                           $    106,012
          Premises and equipment                     261,865
          Goodwill                                 1,055,330
                                                ------------
            Total assets acquired               $  1,423,207
                                                ============

          Payables                              $    823,207
          Note payable                               600,000
                                                ------------
            Total liabilities assumed           $  1,423,207
                                                ============

          The goodwill recorded is expected to be fully deductible for tax purposes.

NOTE 3.   INVESTMENT SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                          GROSS        GROSS
                                           AMORTIZED   UNREALIZED    UNREALIZED      FAIR
                                             COST         GAINS        LOSSES        VALUE
                                          -----------  -----------  ------------  -----------
          SECURITIES AVAILABLE-FOR-SALE
            December 31, 2003:
            U. S. Government and
              Agency securities           $11,183,127  $    53,536  $    (7,678)  $11,228,985
            Mortgage backed securities      2,457,435        1,454  $   (24,077)    2,434,812
                                          -----------  -----------  ------------  -----------
                                          $13,640,562  $    54,990  $   (31,755)  $13,663,797
                                          ===========  ===========  ============  ===========

            December 31, 2002:
            U. S. Government and
              Agency securities           $ 2,500,000  $    26,563  $         -   $ 2,526,563
            Mortgage backed securities      1,114,201        4,520       (2,249)    1,116,472
                                          -----------  -----------  ------------  -----------
                                          $ 3,614,201  $    31,083  $    (2,249)  $ 3,643,035
                                          ===========  ===========  ============  ===========

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3.   INVESTMENT SECURITIES, CONTINUED

          At December 31, 2003, unrealized losses in the investment portfolio related to debt securities. The unrealized losses on the debt and equity securities arose due to changing interest rates and market conditions and are considered to be temporary because of acceptable investment grades where the repayment sources of principal and interest are largely backed by the U.S. Government. At December 31, 2003, one out of eight U.S. Government and Agency securities contained unrealized losses while six out of nine mortgage backed securities contained unrealized losses. The Company did not have any securities as of December 31, 2003 that had been in an unrealized loss position for greater than twelve months.

          Securities with a carrying value of $3,775,597 and $957,732 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

          The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                         Amortized      Fair
                                                           Cost         Value
                                                        -----------  -----------

          Due from one to five years                    $11,183,127  $11,228,985
          Mortgage backed securities                      2,457,435    2,434,812
                                                        -----------  -----------
                                                        $13,640,562  $13,663,797
                                                        ===========  ===========

NOTE 4.   LOANS

          The composition of loans as of December 31, 2003 and 2002 is summarized as follows:

                                                         2003           2002
                                                     -------------  ------------

          Commercial                                 $ 38,815,075   $ 5,652,066
          Real estate - construction                  101,955,302    19,470,548
          Real estate - mortgage                       75,036,190    17,045,098
          Consumer installment and other                1,415,176     1,394,425
                                                     -------------  ------------
                                                      217,221,743    43,562,137
          Deferred loan fees                             (342,488)     (147,470)
          Allowance for loan losses                    (2,698,500)     (492,000)
                                                     -------------  ------------
          Loans, net                                 $214,180,755   $42,922,667
                                                     =============  ============

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4.   LOANS, CONTINUED

          Changes in the allowance for loan losses are as follows:

                                                            Years Ended December 31,
                                                               2003           2002
                                                          ---------------  -----------

            Balance, beginning of year                    $       492,000  $    55,000
              Provision for loan losses                         2,206,500      437,000
              Loans charged off                                         -            -
              Recoveries of loans previously charged off                -            -
                                                          ---------------  -----------
            Balance, end of year                          $     2,698,500  $   492,000
                                                          ===============  ===========

          Management has identified no amounts of impaired loans as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as of and for the years ended December 31, 2003 and 2002. There were no nonaccrual loans or loans past due greater than ninety days and still accruing as of December 31, 2003 and 2002.

          The Company concentrates its lending activities in the origination of permanent residential mortgage loans, permanent residential construction loans, commercial mortgage loans, commercial business loans, and consumer installment loans. The majority of the Company's real estate loans are secured by real property located in its primary trade area of metropolitan Atlanta, Georgia.

          In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

            BALANCE, BEGINNING OF YEAR                              $   829,062
              Change in directors                                      (626,540)
              Advances                                               12,200,579
              Repayments                                             (1,686,189)
                                                                    ------------
            BALANCE, END OF YEAR                                    $10,716,912
                                                                    ============

NOTE 5.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                               December 31,
                                                           2003         2002
                                                        -----------  -----------
            Land and improvements                       $  730,769   $  730,769
            Building                                     2,089,930    2,097,726
            Furniture and equipment                      1,156,768      697,168
                                                        -----------  -----------
                                                         3,977,467    3,525,663
            Accumulated depreciation                      (268,736)    (129,351)
                                                        -----------  -----------
                                                        $3,708,731   $3,396,312
                                                        ===========  ===========

          Depreciation expense approximated $179,000 and $112,000 for the years ended December 31, 2003, and 2002, respectively.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 6.   DEPOSITS

          The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $82,318,238 and $8,472,205,
          respectively. At December 31, 2003, the scheduled maturities of time deposits are as follows:

            2004                                                     $64,254,000
            2005                                                      31,802,000
            2006                                                         274,000
            2007                                                         842,000
                                                                     -----------

                                                                     $97,172,000
                                                                     ===========

          At December 31, 2003 the Company held $56,211,000 in certificates of deposit, obtained through the efforts of third party brokers. The daily average of such agreements totaled $2,577,800 during 2003. The weighted average cost during 2003 was 2.11%, while the weighted average cost at December 31, 2003 was 2.12%. These deposits have maturity dates ranging from June 2004 to December 2005.

          At December 31, 2003, deposits from directors, executive officers and their related interests aggregated approximately $8,348,659. These deposits were taken in the normal course of business at market interest rates.

NOTE 7.   OTHER BORROWINGS

          Other  borrowings  consist  of  the  following:

                                                                                 December 31,
                                                                                2003      2002
                                                                              --------  --------
            Note payable for the purchase of an automobile with zero percent financing terms. Loan was payable in 36 equal monthly payments with an original maturity date of October 31, 2004. This note
              was paid off in August 2003.                                    $      -  $ 27,578
            Securities sold under repurchase agreements                        600,090    87,890
                                                                              --------  --------
                                                                              $600,090  $115,468
                                                                              ========  ========

NOTE 8.   EMPLOYEE AND DIRECTOR BENEFITS

          DEFERRED COMPENSATION PLAN
          During 2002, the Company established an executive supplemental income plan for certain key officers whereby benefits are payable at age sixty-one or if they become totally disabled or if they have completed a minimum number of years of service to the Bank. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Company expensed $30,318 and $9,180 for the years ended December 31, 2003 and 2002, respectively, under this plan.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8.   EMPLOYEE AND DIRECTOR BENEFITS, CONTINUED

          DEFERRED COMPENSATION PLAN, CONTINUED
          The Company is also the owner and beneficiary of life insurance policies on the lives of certain key officers. The Company intends to use these policies to fund the benefit plan described above. The carrying value of the policies was $1,829,385 at December 31, 2003. The Company accrued income of $91,664 and $33,720 for the years ended December 31, 2003 and 2002, respectively, for the increase in the cash surrender value of these policies.

          STOCK OPTIONS
          The Company adopted a stock option plan during 2002 which allows the Company to grant key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 951,246 options to purchase common shares of the Company. As of December 31, 2003, 211,000 options under the plan have been granted.

          Other pertinent information related to the options is as follows:

                                                             Year Ended December 31, 2003
                                                                        Weighted-
                                                                         Average
                                                                        Exercise
                                                        Number            Price
                                                    ---------------  ---------------
            Options outstanding, beginning of year               -   $             -
              Granted                                      211,000   $          9.49
              Exercised                                     (1,000)  $          8.52
                                                    ---------------
            Options outstanding, end of year               210,000   $          9.45
                                                    ===============

            Exercisable, end of year                        71,500   $          8.52
                                                    ===============

            Weighted-average fair value of options
              granted during the year                                $          2.82

            Weighted-average life of
              outstanding options                                          9.5 years

          The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: dividend yield of 0%, expected life of ten years, expected volatility of .01% and a risk-free interest rate of 4.07%.

          STOCK  WARRANTS
          In recognition of the efforts and financial risks undertaken by the Company's organizers, the Company granted each organizer an opportunity to purchase one share of common stock for each share purchased in the Company's initial common stock offering. A total of 335,000 warrants were issued. The warrants vest in three annual installments beginning on the first anniversary of the date the Bank commenced operations and are exercisable in whole or in part during the ten year period following the date the Bank commenced operations, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8.   EMPLOYEE AND DIRECTOR BENEFITS, CONTINUED

          STOCK  WARRANTS,  CONTINUED
          During the third quarter of 2003, the Company completed a private placement offering of 5 million units, with each unit consisting of one share of common stock and one warrant to purchase .37 shares of common stock. A total of 1,850,000 warrants were issued. These warrants are exercisable in equal one-third annual increments beginning on the one-year anniversary of the date of issuance at an exercise price of $10 per share. The warrants that were issued to the Company's organizers became fully vested during 2003 as a result of the private placement offering.

          At  December  31,  2003  and  2002,  there  were 2,179,167 and 329,167 warrants  outstanding,  respectively.

          Other pertinent information related to the warrants is as follows:

                                                              Years Ended December 31,
                                                             2003                  2002
                                                             ----                  ----
                                                                Weighted-             Weighted-
                                                                 Average               Average
                                                                 Exercise              Exercise
                                                      Number      Price      Number     Price
                                                     ---------  ----------  --------  ----------
            Warrants outstanding, beginning of year    329,167  $    10.00  335,000   $    10.00
              Granted                                1,850,000  $    10.00        -            -
              Exercised                                      -           -   (5,833)  $    10.00
                                                     ---------              --------
            Warrants outstanding, end of year        2,179,167  $    10.00  329,167   $    10.00
                                                     ---------              ========

            Exercisable, end of year                   329,167  $    10.00  105,834   $    10.00
                                                     =========              ========

            Weighted-average fair value of warrants
              granted during the year                           $     1.59            $        -

            Weighted-average life of
              outstanding warrants                               9.4 years             8.8 years

          The fair value of each stock warrant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in 2003: dividend yield of 0%, expected life of ten years, expected volatility of .01% and a risk-free interest rate of 3.51%.

          401(k)  PROFIT  SHARING  PLAN
          During 2002, the Company adopted a 401(k) Profit Sharing Plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense for the years ended December 31, 2003 and 2002 were $42,190 and $11,581, respectively.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.   INCOME TAXES

          The following is an analysis of income tax benefit for the years ended December 31, 2003 and 2002:

                                                                          Years Ended December 31,
                                                                            2003            2002
                                                                       --------------  --------------
            Current                                                    $     158,327   $           -
            Deferred                                                        (369,210)       (262,480)
            Change in valuation allowance                                   (503,647)        262,480
                                                                       --------------  --------------
                                                                       $    (714,530)  $           -
                                                                       ==============  ==============

          The differences between income tax benefit and the amount computed by applying the statutory federal income tax rate to loss before income tax benefit for the years ended December 31, 2003 and 2002 are as follows:

                                                                          Years Ended December 31,
                                                                            2003            2002
                                                                       --------------  --------------
            Income tax benefit at statutory rate                       $    (187,456)  $    (239,548)

              State income tax benefit                                        (6,036)        (27,003)
              Increase in case surrender value of life insurance             (31,166)        (11,465)
              Change in valuation allowance                                 (503,647)        262,480
              Other                                                           13,775          15,536
                                                                       --------------  --------------
                                                                       $    (714,530)  $           -
                                                                       ==============  ==============

          The components of deferred income taxes are as follows:

                                                                                December 31,
                                                                            2003            2002
                                                                        -------------  --------------
            Deferred tax assets:

              Allowance for loan losses                                 $     828,692  $      71,429
              Preopening and organization expenses                            106,758        134,725
              Net operating loss carryforward                                 361,334        382,799
              Deferred compensation                                            14,993              -
              Other                                                                 -            694
                                                                        -------------  --------------
                                                                            1,311,778        589,647
            Valuation allowance                                                     -       (503,647)
                                                                        -------------  --------------
              Gross deferred tax assets                                     1,311,778         86,000
                                                                        -------------  --------------
            Deferred tax liabilities:

              Premises and equipment                                           66,007         35,206
              Investment securities available-for-sale                          8,132         10,092
              Cash basis adjustment for income tax reporting purposes         364,020         50,794
                                                                        -------------  --------------
              Gross deferred tax liabilities                                  447,053         96,092
                                                                        -------------  --------------

            Net deferred tax asset (liability)                          $     864,725  $     (10,092)
                                                                        =============  ==============

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9.   INCOME TAXES, CONTINUED

          At December 31, 2003, the Company has available net operating loss carryforwards of approximately $965,000 for federal and state income tax purposes. If unused, the carryforwards will expire beginning in 2021. As of December 31, 2003, based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the benefits of these deductible differences will be realized.

NOTE 10.  COMMITMENTS

          LOAN  COMMITMENTS
          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                               December 31,
                                                           2003         2002
                                                        -----------  -----------
            Letters of credit                           $ 1,260,654  $    64,795
            Commitments to extend credit                 89,964,722   14,490,065
                                                        -----------  -----------
                                                        $91,225,376  $14,554,860
                                                        ===========  ===========

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

          LEASE COMMITMENTS
          During 2003, the Company acquired a loan production company and assumed its obligation for leased space under a noncancelable agreement that requires the payment of monthly rentals, required maintenance, and insurance. The lease is for a three-year term and is accounted for as an operating lease.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10.  COMMITMENTS AND CONTINGENCIES, CONTINUED

          LEASE COMMITMENTS
          The projected minimum rental commitments due under all operating leases are summarized as follows:

             Years Ending December 31
                2004                                                    $ 97,014
                2005                                                      97,767
                2006                                                      19,515
                                                                        --------
                                                                        $214,296
                                                                        ========

          The total rental expense for the years ended December 31, 2003 and 2002 is $41,134 and $8,652, respectively.

NOTE 11.  REGULATORY MATTERS

          The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, no dividends could be declared without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

          As of December 31, 2003 and 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 11.  REGULATORY MATTERS, CONTINUED

          The Company and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following tables:

                                                                                          To Be Well
                                                                     For Capital      Capitalized Under
                                                                      Adequacy        Prompt Corrective
                                                       Actual          Purposes       Action Provisions
                                                  ---------------  ---------------  ----------------------
                                                  Amount   Ratio   Amount   Ratio     Amount      Ratio
                                                  -------  ------  -------  ------  ----------  ----------
                                                                (Dollars in Thousands)
        December 31, 2003:
        Total Capital to Risk Weighted Assets:
          Consolidated                            $59,762  24.49%  $19,523   8.00%  $      N/A        N/A
          Bank                                    $58,421  23.94%  $19,523   8.00%  $   24,405      10.00%
        Tier I Capital to Risk Weighted Assets:
          Consolidated                            $57,064  23.38%  $ 9,762   4.00%  $      N/A        N/A
          Bank                                    $55,722  22.83%  $ 9,762   4.00%  $   14,643       6.00%
        Tier I Capital to Average Assets:
          Consolidated                            $57,064  29.76%  $ 7,669   4.00%  $      N/A        N/A
          Bank                                    $55,722  29.06%  $ 7,669   4.00%  $    9,586       5.00%

        December 31, 2002:
        Total Capital to Risk Weighted Assets:
          Consolidated                            $ 8,517  17.20%  $ 3,963   8.00%  $      N/A        N/A
          Bank                                    $ 8,063  16.28%  $ 3,963   8.00%  $    4,954      10.00%
        Tier I Capital to Risk Weighted Assets:
          Consolidated                            $ 8,025  16.20%  $ 1,982   4.00%  $      N/A        N/A
          Bank                                    $ 7,571  15.29%  $ 1,982   4.00%  $    2,972       6.00%
        Tier I Capital to Average Assets:
          Consolidated                            $ 8,025  14.40%  $ 2,230   4.00%  $      N/A        N/A
          Bank                                    $ 7,571  13.58%  $ 2,230   4.00%  $    2,787       5.00%

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

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments.

          CASH, DUE FROM BANKS, AND FEDERAL FUNDS SOLD: The carrying amounts of cash, due from banks, and federal funds sold approximate fair values.

          INVESTMENT SECURITIES: Fair values for securities are based on quoted market prices.

          OTHER INVESTMENTS: The carrying value of other investments approximates fair value.

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

          CASH SURRENDER VALUE OF LIFE INSURANCE: The carrying value of cash surrender value of life insurance approximates fair value.

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

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          The estimated fair values and carrying amounts of the Company's financial instruments as of December 31, 2003 and 2002 were as follows:

                                                  December 31, 2003           December 31, 2002
                                                Carrying        Fair        Carrying        Fair
                                                 Amount         Value        Amount         Value
                                              ------------  -------------  -----------  -------------
              Financial assets:
                Cash
                  and cash equivalents        $ 12,715,004  $  12,715,004  $ 6,670,026  $   6,670,026
                Investment securities
                  available-for-sale            13,663,797     13,663,797    3,643,035      3,643,035
                Other investments                  864,825        864,825            -              -
                Loans                          214,180,755    217,721,000   42,922,667     43,670,000
                Accrued interest receivable        718,955        718,955      165,024        165,024
                Cash surrender value of life
                  insurance                      1,829,385      1,829,385    1,740,604      1,740,604

              Financial liabilities:
                Deposits                       191,093,412    191,769,000   50,439,759     50,675,206
                Other borrowings                   600,090        600,090      115,468        115,468
                Accrued interest payable           125,508        125,508       59,131         59,131

NOTE 13.  SUPPLEMENTARY FINANCIAL DATA

          Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                                      Years Ended December 31,
                                                                        2003          2002
                                                                    ------------  -------------
              Other income:
                Increase in cash surrender value of life insurance  $     91,664  $      33,720
              Other expenses:
                Advertising and business development                $     98,968  $      38,810
                Stationery and supplies                                   42,068         42,546
                Data processing                                          104,037         99,952
                Professional services                                    129,690        100,735
                Software amortization                                     32,106         26,441

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets of Georgian Bancorporation, Inc. as of December 31, 2003 and 2002, and the condensed statements of operations and cash flows for the years then ended.

                                          CONDENSED BALANCE SHEETS

                                                                                 2003         2002
                                                                             ------------  ----------
              Assets
                Cash                                                         $     47,507  $  453,849
                Federal funds sold                                              1,200,000           -
                Investment in subsidiary                                       56,792,841   7,590,297
                Other assets                                                      109,210           -
                                                                             ------------  ----------

                    Total assets                                             $ 58,149,558  $8,044,146
                                                                             ============  ==========

              Liabilities and shareholders' equity
                Other liabilities                                            $     15,337  $        -
                                                                             ------------  ----------
                Total shareholders' equity                                     58,134,221   8,044,146
                                                                             ------------  ----------
                    Total liabilities and shareholders' equity               $ 58,149,558  $8,044,146
                                                                             ============  ==========

                                    CONDENSED STATEMENTS OF OPERATIONS

                                                                               2003           2002
                                                                             ---------     ----------

              Operating expenses                                             $ 77,203      $  43,047
                                                                             ---------     ----------
              Loss before income tax benefit and equity in undistributed
                  earnings (loss) of subsidiary                               (77,203)       (43,047)
              Income tax benefit                                               34,210              -
                                                                             ---------     ----------
              Loss before equity in undistributed earnings (loss)
                  of subsidiary                                               (42,993)       (43,047)
              Equity in undistributed earnings (loss) of subsidiary           206,183       (661,505)
                                                                             ---------     ----------
                Net income (loss)                                            $163,190      $(704,552)
                                                                             =========     ==========

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 14.  PARENT COMPANY FINANCIAL INFORMATION, CONTINUED

                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                                          2003          2002
                                                                      -------------  ----------
          CASH FLOWS FROM OPERATING ACTIVITIES
            Net income (loss)                                         $    163,190   $(704,552)
            Adjustments to reconcile net income (loss) to net
              cash used in operating activities:
              Equity in undistributed (earnings) loss of subsidiary       (206,183)    661,505
              Income tax benefit                                           (34,210)          -
              Change in other assets                                       (75,000)          -
              Change in other liabilities                                   15,337           -
                                                                      -------------  ----------

                NET CASH USED IN OPERATING ACTIVITIES                     (136,866)    (43,047)
                                                                      -------------  ----------

          CASH FLOWS FROM INVESTING ACTIVITIES
            Investment in subsidiary                                   (49,000,000)          -
                                                                      -------------  ----------

                NET CASH USED IN INVESTING ACTIVITIES                  (49,000,000)          -
                                                                      -------------  ----------

          CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from issuance of common stock                      50,000,000           -
            Proceeds from exercise of stock options and warrants             8,520      58,330
            Stock offering costs                                           (77,996)          -
                                                                      -------------  ----------

                NET CASH PROVIDED BY FINANCING ACTIVITIES               49,930,524      58,330
                                                                      -------------  ----------

          Net increase in cash                                             793,658      15,283

          Cash at beginning of year                                        453,849     438,566
                                                                      -------------  ----------

          Cash at end of year                                         $  1,247,507   $ 453,849
                                                                      =============  ==========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On September 19, 2003, the Company changed its independent accountants to Porter Keadle Moore, LLP and retained its prior independent accountants, Mauldin & Jenkins, LLC, to provide internal audit services. The Company reported this change in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Offier and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Georgian Bancorporation, Inc. (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     DIRECTORS AND EXECUTIVE OFFICERS. The following sets forth certain information regarding our executive officers and directors as of December 31, 2003. Our articles of incorporation provide for a classified board of directors so that, as nearly as possible, one-third of the directors are elected each year to serve three-year terms. The terms of office of the classes of directors expire as follows: Class I at the 2005 annual meeting of shareholders, Class II at the 2006 annual meeting of shareholders, and Class III at the 2004 annual meeting of shareholders. Our executive officers serve at the discretion of our board of directors. No director or executive officer of the Bank or Company is related to any other director or executive officer, except that John O. Knox, Jr. is the nephew of Taylor W. Smith.

     NAME                  AGE  CLASS  POSITION WITH THE COMPANY
     ----                  ---  -----  -------------------------
     Kenneth L. Barber      49  III    Vice Chairman and Director of the Company and the
                                       Bank
     Fred D. Bentley, Jr.   48   I     Director
     Lynn Darby             59   I     Director
     Philip H. Ekern        58   --    Senior Vice President and Chief Financial Officer
                                       (principal accounting and financial officer)
     Andrew Head            50   I     Director
     John O. Knox, Jr.      33  III    Director
     Adams D. Little        43   II    Director
     Taylor Smith           50   II    Director
     Gordon R. Teel         60   II    Chairman and Chief Executive Officer (principal
                                       executive officer of the Company; Chairman, Chief
                                       Executive Officer and President of the Bank)
     J. C. Wallace, Jr.     55   II    Director
     L. Charles Watts       59  III    Director

     Gordon R. Teel, a director since July 2003, has served as Chairman and Chief Executive Officer of the Company and Chairman, Chief Executive Officer and President of the Bank since September 2003. From April 2003 to August 2003, Mr. Teel was the President and Chief Executive Officer of G. Teel Enterprises, Inc. which was acquired by Georgian Bancorporation, Inc. Mr. Teel has over 14 years of banking experience, having served as Chief Executive Officer of Bank of North Georgia and its predecessor from 1993 to March 2003 and as an executive officer of C&S Bank from 1989 to 1992. Prior to that, Mr. Teel was an audit partner with a predecessor of Ernst & Young LLP.

     Kenneth L. Barber, a director since February 2001, has served as Vice Chairman of the Company and the Bank since September 2003. From 2001 to September 2003, he served as President and Chief Executive Officer of the Company and the Bank. Mr. Barber has over 26 years of banking experience in Georgia. Prior to joining the Company, he served as president and chief executive officer of Citizens & Merchants State Bank in Douglasville, Georgia for 14 years. From 1976 to 1986, he served in various capacities for Wachovia Corporation, including vice president of commercial lending.

     Fred D. Bentley, Jr., a director since August 2000, is a partner in the law firm of Bentley, Bentley & Bentley, located in Marietta, Georgia. Mr. Bentley has practiced law for over 20 years and is licensed in Georgia, Louisiana, and Texas. He currently serves as outside counsel for Cobb County and as city attorney for the City of Kennesaw. Mr. Bentley served as a director of the Bank from 2000 to 2003.

     Lynn  Darby,  a director since September 2003, joined Ernst & Young, LLP in
1968 and became a partner. He retired from the firm in 2001 after 33 years of service.

     Philip H. Ekern has been the Chief Financial Officer of the Company and the Bank since October 2002. He served as chief financial officer of Charter Bank & Trust Co. from 1990 to October 2002. From 1976 to 1990, Mr. Ekern was employed by the First National Bank of Cobb County and its acquiror, Barnett Banks of Atlanta, where he worked in the accounting area and was promoted to controller. He worked in various accounting positions at the First National Bank of Milwaukee, Wisconsin from 1967 to 1972.

     Andrew Head, a director since September 2003, is a consultant with Core-Mack International, a wholesale food distributor. From 1988 to 2002, Mr. Head was President and CEO of Head Distributing Co. From 1997 to 2002, Mr. Head also served as Chairman of Head Distributing Co. Head Distributing Co. was sold to Fleming Companies, the parent of Core-Mack International, in 2002.

     John O. Knox, Jr. a director since September 2003, is managing partner of DASH L.P., an investment management and venture capital firm. From 1993 to 2002, he was employed in a variety of positions including finance and operations with the Atlanta Falcons Football Club. For the past year, he has served as a director of investment research and operations for Five Smiths, Inc., a general management firm.

     Adams D. Little, a director since September 2003, is a partner in Pope & Land, a commercial real estate development and management firm engaged primarily in office real estate.

     Taylor Smith, a director since September 2003, is a private investor and president of Five Smiths, Inc., a venture capital and general management firm. Prior to 2002, he was President of the Atlanta Falcons Football Club.

     J. C. Wallace, Jr., a director since September 2003, is President of Wallace Enterprises, a commercial real estate development firm primarily engaged in retail development.

     L. Charles Watts, a director since October 2000, founded W&W Financial Supplies in 1980, which sells banking supplies throughout Georgia. He is also involved with real estate development ventures in Paulding County, Georgia. He served as state representative to the Georgia House of Representatives from 1982 to 1996. During his tenure in the House, Mr. Watts served as chairman of the Banks and Banking Committee and as a member of the Appropriations and Rules Committee. From 1973 to 1980, Mr. Watts served as executive vice president of Citizens Bank in Dallas, Georgia. Mr. Watts served a director of the Bank from 2000 to 2003.

     AUDIT COMMITTEE FINANCIAL EXPERT. The Company's Board of Directors has determined that Lynn Darby meets the qualifications for an audit committee financial expert set forth in regulations promulgated by the Securities and Exchange Commission and that he is independent based on Nasdaq Stock Market listing standards.

     CODE OF ETHICS. The Company has adopted a Code of Ethics applicable to its Chief Executive Officer, Vice Chairman, Chief Financial Officer and Comptroller. A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Georgian Bancorporation, Inc., 3270 Florence Road, Powder Springs, Georgia 30127, Attn: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (770) 753-4308.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table shows the cash compensation we paid for the years indicated to the two persons who served as the Company's Chief Executive Officer during 2003. None of our other executive officers earned total annual compensation, including salary and bonus, in excess of $100,000 in 2003.

                                            Annual Compensation             Long-Term Compensation
                                   ------------------------------------  ----------------------------
                                                                            Awards
                                                                         ------------
                                                           Other          Securities
                                                           Annual         Underlying     All Other
Name and Principal Position  Year   Salary    Bonus   Compensation (1)     Options      Compensation
---------------------------  ----  --------  -------  -----------------  ------------  --------------
Gordon R. Teel               2003  $112,000  $     0  $               0            0   $           0
  Chairman and Chief
  Executive Officer

Kenneth L. Barber            2003  $199,710  $20,000  $               0    72,500 (2)  $    8,000 (3)
  Vice Chairman, Director    2002  $179,027        0                  0            0        8,000 (3)
                             2001  $145,833        0                  0    85,500 (4)  $           0

_____________
(1) The officers also received indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits did not exceed the lesser of either $50,000 or 10% of the indicated officer's annual salary and bonus.

(2) Represents options granted. 35,000 shares are exercisable at $8.52 per share and are fully vested. 37,500 shares are exercisable at $10.00 per share and vest in three equal annual increments beginning on September 5, 2004.

(3) The Company paid life insurance premiums in the amount of $8,000 in 2003 and $8,000 in 2002 with respect to term life insurance for the benefit of Mr. Barber. Management anticipates that Mr. Barber will receive the benefit of the policy's cash surrender value.

(4) Represents warrants granted to organizers in connection with their purchase of stock in the Company's initial public offering. The warrants are exercisable at $10.00 per share and vest in three equal annual increments beginning on November 14, 2002.

     The following table sets forth information regarding the grant of stock options to the executives named in the Summary Compensation Table during 2003.

                                 OPTION GRANTS IN LAST FISCAL YEAR

                      Number of Securities  Percent of Total Options
            Date of    Underlying Options     Granted to Employees      Exercise Price   Expiration
   Name      Grant          Granted              in Fiscal Year           ($/share)         Date
----------  --------  --------------------  -------------------------  ----------------  ----------
Mr. Teel          --                     0                       0.0%                --          --

Mr. Barber  1/2/2003                32,500                      15.4%  $           8.52    1/2/2013
            2/6/2003                 2,500                       1.2%  $           8.52    2/6/2013
            9/5/2003                37,500                      17.8%  $          10.00    9/5/2003

     The following table contains information, with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during 2003 and unexercised options held as of the end of 2003.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

               Shares                                                 Value of Unexercised
            Acquired on     Value      Number of Unexercised       In-the-Money Options/SARs
              Exercise    Realized     Options at FY-End (#)           at FY /End ($)(1)
                                     ---------------------------  ----------------------------
   Name         (#)          ($)     Exercisable  Unexercisable   Exercisable   Unexercisable
----------  ------------  ---------  -----------  --------------  ------------  --------------
Mr. Teel               0          0            0               0             0              0
Mr. Barber             0          0       35,000          37,500        51,800              0

_____________
(1) Calculated by subtracting the exercise price from the market price of the common stock at fiscal year-end ($10.00) and multiplying the resulting figure by the number of shares subject to options for which the exercise price was less than the market price of the common stock at fiscal year-end.

EMPLOYMENT  AGREEMENTS

     Kenneth L. Barber. On February 27, 2001, we entered into an employment agreement with Kenneth L. Barber. We amended and restated the agreement as of September 5, 2003. The agreement provides for a five-year term that extends automatically at the end of the initial term for successive three-year terms unless the agreement is terminated earlier. Under the new agreement, Mr. Barber received a one-time $434,000 cash payment in 2003 from G. Teel Enterprises, and will be paid an annual salary of $220,000, which will increase by a minimum of 3% per year, with additional increases at the discretion of the Board. He will receive a guaranteed bonus of $10,000 per quarter and is eligible to receive performance bonuses under such plans as may be adopted for senior management, with a target bonus opportunity of 50% of his base salary. In addition, all of the 35,000 options then held by Mr. Barber vested in full upon execution of the amended agreement. Mr. Barber received an additional grant of 37,500 options in September 2003 under the terms of the agreement and will receive additional annual grants of 5,000 options in February of each year. Additionally, Mr.
Barber will participate in the bank's retirement, welfare, and other benefit programs and is entitled to medical and disability insurance, a car allowance and reimbursement for life insurance and supplemental disability premiums and travel and business expenses.

     Mr. Barber's employment agreement also provides that following termination of his employment and for a period of one year thereafter, he may not (a) control, manage or otherwise participate in the ownership, management or control of a bank in Cobb, Douglas or Paulding County, Georgia; (b) solicit customers of the Bank for the purpose of providing competitive financial services, or (c) solicit employees of the Bank for employment. If Mr. Barber terminates his employment for "cause" as that term is defined in the employment agreement or if he is terminated without cause (including following a change in control of the bank as defined in the agreement) he will be entitled to severance compensation of his then current monthly salary for a period of 24 months, plus all bonus payments, option grants and benefits listed in his employment agreement for the 24 month period.

     On February 27, 2001, we entered into a salary continuance agreement with Mr. Barber. We amended and restated the agreement as of September 5, 2003. The agreement seeks to provide a retirement benefit of 90% of Mr. Barber's final salary less qualified benefits for fifteen years following termination or retirement. Under the new agreement, the vesting of benefits due upon termination were accelerated to five years. The terms of the agreement provide for immediate vesting upon a change of control.

DIRECTOR  COMPENSATION

     Our bylaws permit our directors to receive reasonable compensation as determined by a resolution of the Board of Directors. Since October, 2003, we have paid each director an annual retainer of $10,000 and $1,000 for each board meeting attended.

DEFERRED  COMPENSATION  PLAN

     During 2002, the Company established an executive supplemental income plan for one key officer whereby benefits are payable age sixty-one or if he or she becomes totally disabled or if he or she has completed a minimum number of years of service to the Bank. The present value of the estimated liability is being accrued over the expected remaining years of employment. The Company expensed $27,500 for the year ended December 31, 2003 under this plan.

     The Company is also the owner and beneficiary of life insurance policies on the life of one key officer. The Company intends to use these policies to fund the benefit plan described above. The carrying value of the policies was $1,829,385 at December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table lists the number and percentage ownership of shares of common stock beneficially owned as of March 15, 2004 by each director and director nominee of the Bank, each executive officer named in the Summary compensation Table, all current executive officers and directors as a group and each person known to management to own over five percent of the Bank's outstanding common stock.

     Information relating to beneficial ownership of Bank common stock is based upon "beneficial owner" concepts set forth in rules under the Securities and Exchange Act of 1934, as amended. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power" or "investment power" over the security. Voting power includes the power to vote or to direct the voting of the security, and investment power includes the power to dispose or to direct the disposition of the security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities.

                                            Amount and Nature of   % of Beneficial
                       Name                 Beneficial Ownership     Ownership(1)
     -------------------------------------  ---------------------  ----------------
     Kenneth L. Barber                                190,288 (2)            3.15 %
     Fred D. Bentley, Jr.                             108,196 (3)            1.81 %
     Lynn Darby                                        50,000 (4)                *
     Philip H. Ekern                                   23,482 (5)                *
     Andrew Head                                         200,000              3.36%
     John O. Knox, Jr.                                    10,000                 *
     Adams D. Little                                   50,000 (6)                *
     Taylor Smith                                        110,000             1.85 %
     Gordon R. Teel                                   190,000 (7)            3.19 %
     J. C. Wallace, Jr.                               222,500 (8)            3.74 %
     Charlie Watts                                    125,955 (9)            2.11 %

     All directors and executive officers
     as a group (11 persons)                       1,280,420 (10)            21.0 %

_____________
*    Represents  less  than  1  percent.

(1) Determined by assuming the named person exercises all options or warrants which he or she has the right to acquire within 60 days, but that no other persons exercise any options or warrants.

(2) Includes 92,000 shares subject to warrants and options exercisable within 60 days.

(3) Includes 30,022 shares held in Mr. Bentley's IRA, 3,490 shares held in Mr. Bentley's MPPP, 30,022 shares held jointly with Mr. Bentley's father, 4,550 shares held in Mr. Bentley's spouse's IRA and 26,667 shares subject to warrants exercisable within 60 days.

(4) Includes 50,000 shares held by Darby Partners, of which Mr. Darby is general partner.

(5)  Includes  8,000  shares  subject  to  options  exercisable  within 60 days.

(6)  Includes  5,000  shares  held  in  Mr.  Little's  IRA.

(7)  Includes  100,000  shares  held  in  Mr.  Teel's  IRA.

(8) Includes 214,500 shares held by Dancing Bear LLC, of which Mr. Wallace is the manager and 8,000 shares held in Mr. Wallace's IRA.

(9) Includes 79,100 shares held jointly with his spouse and 18,667 shares subject to warrants exercisable within 60 days.

(10) Includes 145,333 shares held subject to options and warrants exercisable within 60 days.

     The following table sets forth equity compensation plan information at December 31, 2003.

                                   EQUITY COMPENSATION PLAN INFORMATION

                                                                                 Number of securities
                                                                               remaining available for
                          Number of securities          Weighted-average        future issuance under
                     to be issued upon exercise of     exercise price of     equity compensation plans(c)
                          outstanding options,        outstanding options,      (excluding securities
Plan Category            warrants and rights(a)      warrants and rights(b)    reflected in column(a))
-------------------  ------------------------------  ----------------------  ----------------------------
Equity compensation
plans approved by
security holders                 210,000                     9.75                     741,245 (1)

Equity compensation
plans not approved
by security holders              329,167 (2)                10.00                         0

     Total                       539,167                     9.90                     741,245

(1) As of December 31, 2003, the number of shares of common stock available under the Company's Stock Incentive Plan were to increase automatically upon each issuance of additional shares so that it continues to equal 16% of total outstanding shares.

(2) Includes 329,167 organizers' warrants issued in connection with the Company's initial public offering.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     We enter into banking and other transactions in the ordinary course of business with our directors, and officers and their affiliates. It is our policy that these transactions are on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We do not expect these transactions to involve more than the normal risk of collectibility or present other unfavorable features to us. Loans to individual directors and officers must also comply with our bank's lending policies, regulatory restrictions, and statutory lending limits, and directors with a personal interest in any loan application will be excluded from the consideration of such loan application. We intend for all of our transactions with affiliates to be on terms no less favorable than could be obtained from an unaffiliated third party and to be approved by a majority of our disinterested directors.

     On September 5, 2003, the Company purchased the assets and assumed the liabilities of G. Teel Enterprises, Inc., a Georgia corporation controlled by Gordon R. Teel, for a cash purchase price of $21,000, reflecting a total acquisition of assets (principally pipeline loans) valued at $1.14 million less the assumption of liabilities valued at $1.399 million. The Company's Board of Directors obtained an independent appraisal and fairness opinion in connection with its approval of the transaction, and Mr. Teel recused himself from the Board's consideration of the transaction.

     In September, 2003, G. Teel Enterprises, Inc. assigned its lease for office space in Alpharetta, Georgia to the Bank for use as new branch office space. The lease was assigned to the Bank without renegotiation or modification of its terms. The landlord is Pope & Land Enterprises, Inc. One of the partners of Pope & Land Enterprises, Adams D. Little, III, is a director of the Company and has also served as a director of G. Teel Enterprises. Messrs. Teel and Little recused themselves from any corporate approvals required in connection with the assignment of the lease. The Bank pays $3,593 per month to Pope & Land Enterprises, Inc. pursuant to the terms of the lease. The lease expires in May, 2006.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

(a)  The  following  documents  are  filed  as  part  of  this  report.

      3.1          Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's
                   Registration Statement on Form S-1, Regis. No. 333-53536)
      3.1(a)       Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the
                   Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003,
                   File No. 333-53536).
      3.2          Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration
                   Statement on Form S-1, Regis. No. 333-53536).
      3.2(a)       Amendment to Bylaws (incorporated by reference to Exhibit 3.2 of the Company's
                   Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, File No.
                   333-53536).
      4.1          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the
                   Company's Registration Statement on Form S-1 File No. 333-53536).
      4.2          Form of Organizers' Warrant Agreement (incorporated by reference to Exhibit 4.4 of the
                   Company's Registration Statement on Form S-8, Regis. No. 333-102796).
      4.3          Form of Private Placement Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                   2003, File No. 333-53536).
     10.1          2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's
                   Form S-8, Regis. No. 333-102796).
     10.2          Employment Agreement between the Company and Kenneth L. Barber dated September
                   5, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
                   Form 10-QSB for the quarter ended September 30, 2003, File No. 333-53536).
     21.1          Subsidiaries of the Company
     23.1          Consent of Porter Keadle Moore, LLP
     23.2          Consent of Mauldin & Jenkins, LLC
     31.1          Certification of Chief Executive Officer
     31.2          Certification of Chief Financial Officer
     32.1          Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K
     ----------------------

     On September 26, 2003, the Company filed a Current Report on Form 8-K (Item
     4)  to  report  a  change  in  its  independent  accountants.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

          CATEGORY                                          2003     2002
          --------                                         -------  -------
          Audit Fees                                       $49,915  $23,439
          Audit Related Fees                                14,351        -
          Tax Fees                                           6,000    3,000
          All Other Fees                                         -        -
                                                           -------  -------
          Total                                            $70,266  $26,439
                                                           =======  =======

AUDIT  FEES

Audit fees represent fees billed by the independent accountants for professional services rendered in connection with the (1) audit of the Company's consolidated financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB. All of the fees billed in 2002 were from Mauldin & Jenkins, LLC. In 2003, $42,915 in fees were billed by Porter Keadle Moore, LLP and $7,000 were billed by Mauldin & Jenkins, LLC. The Company changed its independent accountants during 2003 as discussed in Item 8.

AUDIT  RELATED  FEES

Audit related fees billed in 2003 by Porter Keadle Moore, LLP related to the acquisition of G. Teel Enterprises, Inc., reported in Item 12.

TAX  FEES

Tax fees represent the aggregate fees billed in 2003 by Porter Keadle Moore, LLP and in 2002 by Mauldin & Jenkins, LLC.

ALL  OTHER  FEES

There were no other fees billed in 2003 or 2002 by the Company's independent accountants.

The fees billed by the Company's independent accountants are pre-approved by the Audit Committee in accordance with the policies and procedures of the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent accountants and may not engage the independent accountants to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEORGIAN  BANCORPORATION,  INC.

Date:  March 24, 2004              By:  /s/ Gordon R. Teel
                                        ----------------------------------------
                                        Gordon R. Teel
                                        Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                 Title                          Date
------------------            --------------------------------       --------------
/s/ Gordon R. Teel
-----------------------
Gordon R. Teel                Chairman and Chief Executive           March 24, 2004
                              Officer (principal executive
                              officer)

/s/ Philip Ekern
-----------------------
Philip Ekern                  Senior Vice President and Chief        March 24, 2004
                              Financial Officer (principal
                              accounting and financial office)

/s/ Kenneth L. Barber
-----------------------
Kenneth L. Barber             Vice Chairman, Director                March 24, 2004

/s/ Fred Bentley, Jr.
-----------------------
Fred Bentley, Jr.             Director                               March 24, 2004

/s/ Lynn Darby
-----------------------
Lynn Darby                    Director                               March 24, 2004

/s/ Andrew Head
-----------------------
Andrew Head                   Director                               March 24, 2004

/s/ John O. Knox, Jr.
-----------------------
John O. Knox, Jr.             Director                               March 24, 2004

/s/ Adams D. Little III
-----------------------
Adams D. Little III           Director                               March 24, 2004

/s/ Taylor Smith
-----------------------
Taylor Smith                  Director                               March 24, 2004

/s/ J.C. Wallace, Jr.
-----------------------
J.C. Wallace, Jr.             Director                               March 24,2004

/s/ L. Charles Watts
-----------------------
L. Charles Watts              Director                               March 24, 2004

                                          EXHIBIT INDEX

Exhibit
 Number                 Description
--------                -----------
      3.1          Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's
                   Registration Statement on Form S-1, Regis. No. 333-53536)
      3.1(a)       Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the
                   Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003,
                   File No. 333-53536).
      3.2          Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration
                   Statement on Form S-1, Regis. No. 333-53536).
      3.2(a)       Amendment to Bylaws (incorporated by reference to Exhibit 3.2 of the Company's
                   Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, File No.
                   333-53536).
      4.1          Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the
                   Company's Registration Statement on Form S-1 File No. 333-53536).
      4.2          Form of Organizers' Warrant Agreement (incorporated by reference to Exhibit 4.4 of the
                   Company's Registration Statement on Form S-8, Regis. No. 333-102796).
      4.3          Form of Private Placement Warrant Agreement (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30,
                   2003, File No. 333-53536).
     10.1          2002 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 of the Company's
                   Form S-8, Regis. No. 333-102796).
     10.2          Employment Agreement between the Company and Kenneth L. Barber dated September
                   5, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on
                   Form 10-QSB for the quarter ended September 30, 2003, File No. 333-53536).
     21.1          Subsidiaries of the Company
     23.1          Consent of Porter Keadle Moore, LLP
     23.2          Consent of Mauldin & Jenkins, LLC
     31.1          Certification of Chief Executive Officer
     31.2          Certification of Chief Financial Officer
     32.1          Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.