Form 10QSB
period 2004-03-31
GEORGIAN BANCORPORATION
filed 2004-05-12
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  quarterly  period  ended   MARCH  31,  2004
                                             ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  __________  to  __________

                        COMMISSION FILE NUMBER: 000-50717

                          Georgian Bancorporation, Inc.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                           58-2531498
--------------------------------                         -------------------
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

                            Georgian Bancorporation, Inc.
                  ---------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes   X     No
     ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 11, 2004: 5,948,786, $.01 par value.

Transitional  Small  Business  Disclosure  Format    Yes        No   X
                                                          ---       ---

                                   GEORGIAN BANCORPORATION, INC.
                                          AND SUBSIDIARY

                                              INDEX
                                              -----


                                                                                               Page
                                                                                               ----
Part I.  Financial Information
         ---------------------

Item 1.     Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .3-7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8-15

Item 3.     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15


Part II.  Other Information
          -----------------

Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities . . .16

Item 3.     Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . .16

Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .16

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                       GEORGIAN BANCORPORATION, INC.
                                               AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 2004 AND DECEMBER 31, 2003
                                                (UNAUDITED)

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2004           2003
                                                                           -------------  -------------
                                                  ASSETS
                                                  ------
Cash and due from banks                                                    $  2,428,901   $  1,070,004
Federal funds sold                                                           21,861,000     11,645,000
                                                                           -------------  -------------
          Cash and cash equivalents                                          24,289,901     12,715,004

Securities available-for-sale                                                 7,053,097     13,663,797
Other investments                                                             1,030,025        864,825

Loans                                                                       329,278,256    216,879,255
Less allowance for loan losses                                                4,096,650      2,698,500
                                                                           -------------  -------------
          Loans, net                                                        325,181,606    214,180,755

Premises and equipment                                                        7,069,514      3,708,731
Other assets                                                                  5,646,837      4,911,725
                                                                           -------------  -------------

          TOTAL ASSETS                                                     $370,270,980    $250,044,837
                                                                           =============  =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

Deposits
    Noninterest-bearing                                                    $  7,270,106   $  5,857,275
    Interest-bearing                                                        303,214,507    185,236,137
                                                                           -------------  -------------
          Total deposits                                                    310,484,613    191,093,412
Other borrowings                                                                718,261        600,090
Other liabilities                                                               755,102        217,114
                                                                           -------------  -------------
          TOTAL LIABILITIES                                                 311,957,976    191,910,616
                                                                           -------------  -------------

Commitments                                                                           -              -

Shareholders' equity
    Preferred stock, $.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding                                   -              -
    Common stock, $.01 par value; 10,000,000 shares
       authorized; 5,948,786 and 5,945,286 shares issued and outstanding         59,488         59,453
    Capital surplus                                                          59,279,919     59,250,134
    Accumulated deficit                                                      (1,077,701)    (1,190,469)
    Accumulated other comprehensive income                                       51,298         15,103
                                                                           -------------  -------------
          TOTAL SHAREHOLDERS' EQUITY                                         58,313,004     58,134,221
                                                                           -------------  -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $370,270,980    $250,044,837
                                                                           =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               GEORGIAN BANCORPORATION, INC.
                                       AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                         THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)

                                                         THREE MONTHS       THREE MONTHS
                                                        ENDED MARCH 31,    ENDED MARCH 31,
                                                             2004               2003
                                                       -----------------  -----------------
INTEREST INCOME
    Loans                                              $      4,359,721   $        770,451
    Taxable securities                                          109,531             41,756
    Federal funds sold                                           52,513             25,006
    Other investments                                             2,455                  -
                                                       -----------------  -----------------
          Total interest income                               4,524,220            837,213
                                                       -----------------  -----------------
INTEREST EXPENSE
    Deposits                                                  1,315,006            324,823
    Other borrowings                                              2,476                762
                                                       -----------------  -----------------
          Total interest expense                              1,317,482            325,585
                                                       -----------------  -----------------

          Net interest income                                 3,206,738            511,628
PROVISION FOR LOAN LOSSES                                     1,398,150             68,500
                                                       -----------------  -----------------
          Net interest income
             after provision for loan losses                  1,808,588            443,128
                                                       -----------------  -----------------
OTHER INCOME
    Service charges on deposit accounts                          18,584             11,951
    Gain on sale of securities available-for-sale               243,378                  -
   Other operating income                                        33,496             30,825
                                                       -----------------  -----------------
          Total other income                                    295,458             42,776
                                                       -----------------  -----------------
OTHER EXPENSES
    Salaries and employee benefits                            1,207,081            337,648
    Equipment and occupancy expenses                            202,686             73,201
    Other operating expenses                                    512,397            112,551
                                                       -----------------  -----------------
          Total other expenses                                1,922,164            523,400
                                                       -----------------  -----------------

     Income (loss) before income tax expense                    181,882            (37,496)
INCOME TAX EXPENSE                                               69,114                  -
                                                       -----------------  -----------------
     NET INCOME (LOSS)                                 $        112,768   $        (37,496)
                                                       =================  =================
OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized gains (losses) on securities
      available for sale arising during period,
      net of tax                                                187,089             (3,269)
   Reclassification of gains included in net income,
      net of tax                                               (150,894)                 -
                                                       -----------------  -----------------
   Other comprehensive income (loss)                             36,195             (3,269)
                                                       -----------------  -----------------

         COMPREHENSIVE INCOME (LOSS)                   $        148,963   $        (40,765)
                                                       =================  =================

Basic earnings (loss) per share                        $            .02   $           (.04)
                                                       =================  =================

Diluted earnings (loss) per share                      $            .02   $           (.04)
                                                       =================  =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           GEORGIAN BANCORPORATION, INC.
                                                   AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                    (UNAUDITED)

                                                                                      THREE MONTHS    THREE MONTHS
                                                                                         ENDED           ENDED
                                                                                       MARCH 31,       MARCH 31,
                                                                                          2004            2003
                                                                                     --------------  --------------
OPERATING ACTIVITIES
    Net income (loss)                                                                $     112,768   $     (37,496)
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                                       77,900          46,745
        Provision for loan losses                                                        1,398,150          68,500
        Gain on sale of securities available-for-sale                                     (243,378)              -
        Increase in cash surrender value of life insurance                                 (25,290)              -
        Increase in interest receivable                                                   (261,860)        (27,217)
        Increase (decrease) in interest payable                                            306,101         (11,581)
        Net other operating activities                                                    (235,565)         (7,133)
                                                                                     --------------  --------------
          Net cash provided by operating activities                                      1,128,826          31,818
                                                                                     --------------  --------------

INVESTING ACTIVITIES
    Purchase of securities available for sale                                           (5,993,040)     (3,398,282)
    Proceeds from sales and calls of securities available for sale                      12,895,571       1,642,814
    Purchases of other investments                                                        (165,200)              -
    Net increase in loans                                                             (112,399,001)     (2,865,762)
    Purchase of premises and equipment                                                  (3,431,451)        (28,679)
                                                                                     --------------  --------------
          Net cash used in investing activities                                       (109,093,121)     (4,649,909)
                                                                                     --------------  --------------

FINANCING ACTIVITIES
    Net increase in deposits                                                           119,391,201       9,152,320
    Net increase in other borrowings                                                       118,171         299,403
    Proceeds from exercise of stock options                                                 29,820               -
                                                                                     --------------  --------------
          Net cash provided by financing activities                                    119,539,192       9,451,723
                                                                                     --------------  --------------

Net change in cash and cash equivalents                                                 11,574,897       4,833,632

Cash and cash equivalents at beginning of period                                        12,715,004       6,670,026

                                                                                     --------------  --------------
Cash and cash equivalents at end of period                                           $  24,289,901   $  11,503,658
                                                                                     ==============  ==============
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest                                                          $   1,011,381   $     337,166
                                                                                     ==============  ==============
     Cash paid for income taxes                                                      $     135,000   $           -
                                                                                     ==============  ==============
     Change in unrealized gain (loss) on securities available for sale, net of tax   $      36,195   $      (3,269)
                                                                                     ==============  ==============

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

          The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT  ACCOUNTING  DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK COMPENSATION PLANS

          At March 31, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                         Three Months Ended
                                              March 31
                                       -----------------------
                                          2004        2003
                                       ----------  -----------
Net income (loss), as reported         $  112,768  $  (37,496)
Add (deduct): Total stock-based
   compensation expense determined
   under fair value based method for
   all awards                                   -     (33,804)
                                       ----------  -----------
Pro forma net earnings (loss)          $  112,768  $  (71,300)
                                       ==========  ===========
Earnings (loss) per share:
   Basic - as reported                 $      .02  $     (.04)
                                       ==========  ===========
   Basic - pro forma                   $      .02  $     (.08)
                                       ==========  ===========
   Diluted - as reported               $      .02  $     (.04)
                                       ==========  ===========
   Diluted - pro forma                 $      .02  $     (.08)
                                       ==========  ===========

                                    GEORGIAN BANCORPORATION, INC.
                                           AND SUBSIDIARY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (UNAUDITED)


NOTE 4.   EARNINGS (LOSSES) PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three months ended March 31, 2004 and 2003 presented in the financial statements were calculated as follows:

                                                2004                            2003
                                   --------------------------------  -------------------------------
                                      Net      Common    Per Share      Net     Common    Per Share
For the quarters ended             Earnings     Share      Amount      Loss      Share     Amount
                                   ---------  ---------  ----------  ---------  -------  -----------
March 31, 2004 and 2003:
Basic earnings (loss) per share    $ 112,768  5,946,901  $      .02  $(37,496)  944,286  $     (.04)

Effect of stock options                    -     10,360           -         -         -           -
                                   ---------  ---------  ----------  ---------  -------  -----------

Diluted earnings (loss) per share  $ 112,768  5,957,261  $      .02  $(37,496)  944,286  $     (.04)
                                   =========  =========  ==========  =========  =======  ===========

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB.

Our accounting for the allowance for loan losses (ALL) involves significant judgments and assumptions by us which have a material impact on our results of operations. We consider this to be a critical accounting policy.

Management assesses the adequacy of the ALL regularly during the year, and formally prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance and involves both objective and subjective judgments and assumptions by management. Although we believe our judgments and assumptions are reasonable, our actual loan loss experience could differ.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The estimation process can affect our estimated loan loss expense for a given period. Generally, the ALL increases as the outstanding balance of loans or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the ALL. The ALL is replenished by means of a provision for loan losses that is charged as an expense against net interest income. As a result, our estimate of the ALL affects our earnings directly.

See "Provision and Allowance for Loan Losses" for additional information.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

Net interest income for the three months ended March 31, 2004 was $3,206,738 compared to $511,628 for the same period in 2003. The overall improvement in net interest income is the result of increased earning assets and deposits, and an increase in net interest margin. Average loans increased $220,745,165 and average deposits increased $198,648,000 for the first quarter of 2004 over the first quarter of 2003. Net interest margin was 4.25% in the first quarter of 2004, up from 3.58% in the same quarter of 2003, the result of the growth in earning assets, especially loans, increased loan fee income, and a decrease in our cost of funds. During the first three months of 2004, the rate earned on average interest-earning assets was 5.99% compared to 5.87% for the same period in 2003, as loan fee income increased $1,011,194 to average 1.74% of loans in the first quarter compared to 1.28% in 2003. The rate paid on average interest-bearing liabilities was 2.14% in the first quarter of 2004, down from 2.50% in 2003. This decrease in the cost of funds is primarily the result of lower rates paid on time and savings deposits, reflecting the lower general market rate environment in 2004 compared to 2003.

INTEREST RATE SENSITIVITY AND ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------

Our objective in asset/liability management is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities presented to the board of directors. Our objective is to monitor interest rate-sensitive assets and liabilities to minimize the impact on earnings of substantial movements in market interest rates. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

An interest rate gap analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, including many of our commercial loans and construction and A & D loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A substantial portion of our assets consist of loans with rates indexed to the general market prime rate. We have approximately $300 million in loans for which the rate charged on the loan changes whenever the prime rate changes. Therefore, the impact on our income could be substantial as the prime rate moves in reaction to general market conditions and actions of the Federal Reserve Bank. However, to protect our margins in the event of downward movements in the prime rate, we require many of our loans for which the rate is indexed to prime to have floor rates. The rate charged on the loan will not decline below the floor regardless of the magnitude of the downward movement in prime. Conversely, if prime increases, the rate we charge on the loan can increase, thereby improving our revenue. We currently have $217 million in indexed loans which are at their floor rate.

At March 31, 2004, our cumulative one year interest rate-sensitivity gap ratio was 131%. This measurement assumes a rising rate environment which would allow us to increase rates on the loans currently at their floor rate. The gap indicates that more of our interest-bearing assets will reprice during this period than interest-bearing liabilities; our net interest income could be significantly increased by increases in market interest rates. Our targeted ratio is 80% to 120% in this time period; we are above are our targeted parameter, but, as noted above, this is a favorable variance.

In a falling rate environment, loans currently at their floor rate would not reprice downward. Our GAP position at the one-year timeframe in a falling rate scenario is 108%, which means that slightly more assets would reprice downward than liabilities. The impact on net interest income of such a movement should not be material, assuming other factors discussed above do not negatively impact net interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation of the adequacy of the allowance for possible future loan losses considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to each segment to establish a general allowance for loan losses. The provision for loan losses was $1,398,150 for the three month period ended March 31, 2004, compared to $68,500 for the same period in 2003. The increase in the provision reflects the growth in loans and an increase in the allowance for loan losses as a percentage of total loans to 1.24% as of March 31, 2004 compared to 1.21% at March 31, 2003. As of March 31, 2004, no loans had been charged-off since inception of operations. As of that date, we do not have any loans past due more than thirty days and have no loans on non-accrual status.


NONINTEREST INCOME
------------------

Other income was $295,458 for the first quarter of 2004 compared to $42,776 for the same period in 2003. The bank sold $12 million in U. S. Treasury Notes in March, 2004 for a gain of $243,378. Service charges on deposit accounts increased $6,633, or 55% over the prior year, directly related to the overall increase in deposits. Other operating income consists of the increase in cash surrender value of bank owned key man life insurance, and other miscellaneous income.

NONINTEREST EXPENSE
-------------------

Total other non-interest expense was $1,922,164 for the three months ended March 31, 2004 compared to $523,400 for the same period in 2003. The increase in all categories of other expenses reflects our new business plan adopted in September, 2003. We added another full service office, added a number of experienced loan and business development officers and are building the staff and infrastructure necessary to attain and support our aggressive growth plans.

Salaries and employee benefits increased $869,433 for the three months ended March 31, 2004 compared to the same period in 2003 due to the growth in the number of full time equivalent employees required to service our loan and deposit growth and build the employee infrastructure necessary to implement our new business plan. The number of full time equivalent employees has increased to 58 at March 31, 2004 from 17 at March 31, 2003.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Occupancy and equipment expenses were $202,686 for the first quarter of 2004, compared to $73,201 for the same period in 2003. This increase reflects expenses associated with opening our new Alpharetta office and pre-opening expenses for three additional offices opened in April, 2004.

Other operating expenses were $512,397 for the three months ended March 31, 2004 and $112,551 for the three months ended March 31, 2003. The increases are the result of our asset and deposit growth under our new business plan and the new branch office openings.

INCOME TAXES
------------

For the three months ended March 31, 2004, we recorded income tax expense of $69,114. We did not recognize any income tax benefit or expense in 2003. Our effective tax rate in 2004 was 38%.

NET EARNINGS
------------

Net income for the quarter ended March 31, 2004 was $112,768 compared to a net loss of $37,496 for the quarter ended March 31, 2003. Basic earnings per share were $.02 for the first quarter of 2004 and the basic loss per share for the same quarter of 2003 was $.04. Basic and diluted earnings or loss per share are the same during the periods presented because the effect of any potential common stock equivalents would be immaterial or anti-dilutive.

ASSETS AND LIABILITIES
----------------------

Total assets at March 31, 2004 were $370,270,980, an increase of $120,226,143 from December 31, 2003. Total loans increased by $112,399,001 from December 31, 2003 to March 31, 2004. Funding loan growth and other operational needs was provided by an increase in deposits of $119,391,201, or 62%, from December 31, 2003 to March 31, 2004.

FEDERAL FUNDS SOLD
------------------

Federal funds sold were $21,861,000 at March 31, 2004 and $11,645,000 at December 31, 2003.

INVESTMENT SECURITIES
---------------------

The bank purchased approximately $6 million in U. S. Treasury Notes early in the first quarter of 2004. We sold approximately $12 million of U.S. Treasury Notes in March, 2004 and realized a gain of $243,378. All of the bank's marketable securities were designated as available for sale as of March 31, 2004.

PREMISES AND EQUIPMENT
----------------------

Net premises and equipment increased $3,360,783 from December 31, 2003 to March 31, 2004. The bank purchased two parcels of land and invested in leasehold improvements during this time period, all related to opening its new branch offices. We have opened branch offices in leased space in Alpharetta, the Cumberland area and Lawrenceville in the first quarter. We plan to replace these leased offices with bank owned buildings in 2004 or early 2005. We will also open an office in leased space in the Buckhead area in April, 2004. We project we will spend approximately $20 million on premises and equipment over the next year to build out our office network.

LOANS
-----

Gross loans totaled $329,278,256 at March 31, 2004, an increase of $112,399,001, or 52%, since December 31, 2003. The largest increases were in commercial loans, which increased $35,843,799, or 92%, and real estate construction loans, which increased $64,038,013, or 63%.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.


                                        March 31, 2004    December 31, 2003
                                      -----------------  -------------------
Commercial                            $     74,658,874   $       38,815,075
Real estate construction                   165,993,316          101,955,303
Real estate mortgage - commercial           74,485,887           63,369,755
Real estate mortgage - consumer             12,506,769           11,666,435
Consumer installment loans and other         1,958,525            1,415,175
                                      -----------------  -------------------
                                           329,603,371          217,221,743
Less deferred loan fees                       (325,115)            (342,488)
Less allowance for loan losses              (4,096,650)          (2,698,500)
                                      -----------------  -------------------
  Net loans                           $    325,181,606   $      214,180,755
                                      =================  ===================

RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------

The following is a summary of risk elements in the loan portfolio:


                                                                          MARCH 31,
                                                                         ------------
                                                                         2004   2003
                                                                         -----  -----
Non-accrual loans                                                        $   0  $   0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                   0      0
Restructured loans                                                           0      0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                0      0
Interest income that would have been recorded on non-accrual
  and restructured loans under original terms                                0      0
Interest income that was recorded on non-accrual and restructured loans      0      0

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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


     Information  regarding  certain  loans and allowance for loan loss data through March 31,
2004  and  2003  is  as  follows:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ---------------------------
                                                                       2004           2003
                                                                   -------------  ------------

Average amount of loans outstanding                                $265,755,228   $45,010,063
                                                                   =============  ============
Balance of allowance for loan losses at beginning of period        $  2,698,500   $   492,000

Loans charged off
  Commercial and financial                                                    0             0
  Real estate mortgage                                                        0             0
  Installment                                                                 0             0
                                                                   -------------  ------------
                                                                              0             0

Loans recovered
  Commercial and financial                                                    0             0
  Real estate mortgage                                                        0             0
  Installment                                                                 0             0
                                                                   -------------  ------------
                                                                              0             0

                                                                   -------------  ------------
Net charge-offs                                                               0             0

Additions to allowance charged to operating expense during period     1,398,150        68,500
                                                                   -------------  ------------

Balance of allowance for loan losses at end of period              $  4,096,650   $   560,500
                                                                   =============  ============

Ratio of net loans charged off during the period to
  average loans outstanding                                                   0%            0%
                                                                   =============  ============


DEPOSITS
--------

Total deposits increased $119,391,201, or 62%, from December 31, 2003 to March 31, 2004.

Balances in the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

                                           March 31, 2004   December 31, 2003
                                           ---------------  ------------------
Noninterest-bearing demand deposits        $     7,270,106  $        5,857,275
Interest-bearing demand deposits                19,245,462           4,621,494
Savings and money market deposits              141,723,110          83,443,096
Certificates of deposit $100,000 and over      118,517,775          82,318,238
Other time deposits                             23,728,160          14,853,309
                                           ---------------  ------------------
                                           $   310,484,613  $      191,093,412
                                           ===============  ==================

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY
---------

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

Changes in interest rates also affect our liquidity position. We price deposits in response to market rates. If deposits are not priced in response to changes in market rates, a loss of deposits could occur that would negatively affect our liquidity position. We closely monitor the pricing on all of our deposit products and plan to continue to offer high rates on money market and certificate of deposit products. We plan to actively market and increase the balances in our other deposit categories primarily by opening new offices, direct business development efforts by our officers, advertising campaigns, and offering new products and services.

The bank's funding strategy is to rely primarily on core deposits and federal funds lines of credit to fund its loan and investment securities growth and other liquidity needs. The bank will aggressively pursue core deposits through new locations, business development activities and advertising campaigns and expects that its recently opened Alpharetta branch plus three new branches opened in March and April 2004 will generate substantial core deposits by mid to late 2004 after an initial startup period. The bank does not plan to fund its funding needs entirely with core deposits and expects to move to and remain in a federal funds purchased position since this is the cheapest funds source. If a liquidity shortfall should then occur, the bank will use the brokered certificate of deposit national markets and/or the Qwickrate Internet service to raise funds until a concerted core deposit gathering program is put into action and equilibrium is restored. A block of investment securities will be held unpledged and available to obtain Federal Home Loan Bank advances or other secured borrowings.

At March 31, 2004, we had loan commitments outstanding of $158.3 million and standby letters of credit of approximately $1.5 million. Because these commitments generally have fixed expiration dates and may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At March 31, 2004, we had arrangements with four commercial banks for short-term advances of $47.7 million.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of March 31, 2004 is adequate to support the cash flow requirements of its customers.

CAPITAL RESOURCES
-----------------
Our capital increased to $58,313,004 as of March 31, 2004 as compared to $58,134,221 as of December 31, 2003. The increase is attributable to net income for the period and an increase of $36,195 in the fair value of securities available for sale, net of tax effect.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of March 31, 2004. We monitor these amounts and ratios on a regular basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of March 31, 2004 are as follows:

                                        Actual
                                        ------              Well        Adequately
                               Georgian                  Capitalized    Capitalized
                            Bancorporation   Georgian    Regulatory     Regulatory
                                 Inc.          Bank     Requirements   Requirements
                            ---------------  ---------  -------------  -------------
Leverage capital ratio               18.33%     17.91%          5.00%          4.00%
Risk-based capital ratios:
Core capital                         15.04%     14.69%          6.00%          4.00%
Total capital                        16.11%     15.77%         10.00%          8.00%

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We plan to maintain a risk-based total capital ratio above 10% for the bank.

We know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations or our proposed new business plan. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.


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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2004.

                                           TOTAL NUMBER OF        MAXIMUM NUMBER (OR
                                          SHARES (OR UNITS)   APPROPRIATE DOLLAR VALUE)
                      TOTAL    AVERAGE    PURCHASED AS PART   OF SHARES (OR UNITS) THAT
                    NUMBER OF   PRICE        OF PUBLICLY         MAY YET BE PURCHASED
                     SHARES    PAID PER  ANNOUNCED PLANS OR       UNDER THE PLANS OR
PERIOD              PURCHASED   SHARE        PROGRAMS 1                PROGRAMS
------------------  ---------  --------  -------------------  --------------------------
January 1 through
January 31, 2004            -         -                    -                           -
------------------  ---------  --------  -------------------  --------------------------
February 1 through
February 29, 2004           -         -                    -                           -
------------------  ---------  --------  -------------------  --------------------------
March 1 through
March 31, 2004              -         -                    -                           -
------------------  ---------  --------  -------------------  --------------------------
Total                       -         -                    -                           -
------------------  =========  ========  ===================  ==========================

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

Exhibit   Description
-------   -----------


(b)       Reports  on  Form  8-K:

          The following reports were filed on Form 8-K during the first quarter ended March 31, 2004.

          Report on Form 8-K filed on February 20, 2004 under Item 12 to disclose the issuance of a press release announcing the Company's financial results for the year ended December 31, 2003.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GEORGIAN BANCORPORATION, INC.
                                       (Registrant)
                                       ------------



Date:    May 11, 2004                      /s/  Gordon  R.  Teel
       -------------------                 -------------------------------------
                                       Gordon R. Teel
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)


Date: :  May 11, 2004                      /s/   Philip  Ekern
       -------------------                 -------------------------------------
                                       Philip  Ekern
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)