Form 10QSB
period 2004-06-30
GEORGIAN BANCORPORATION
filed 2004-08-10
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     JUNE 30, 2004
                                         -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________  to __________

                        COMMISSION FILE NUMBER: 000-50717

                          Georgian Bancorporation, Inc.
                 ----------------------------------------------
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

       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes X      No
   ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2004: 5,948,786, $.01 par value.

Transitional Small Business Disclosure Format    Yes      No X
                                                    ---     ---

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                                      INDEX

Part I.     Financial Information                                                            Page
            ---------------------                                                            ----
Item 1.     Financial Statements (unadited) . . . . . . . . . . . . . . . . . . . . . . . . .3- 7

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results
            Of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8-16

Item 3.     Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


Part II.    Other Information
            -----------------

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 2.     Changes in Securities and Small Business Issuer Purchases of Equity Securities. . .17

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . .17

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . .17

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 19

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I - Financial Information
ITEM 1 - Financial Statements

                                     GEORGIAN BANCORPORATION, INC.
                                             AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2004 AND DECEMBER 31, 2003
                                              (UNAUDITED)

                                                                              June 30,     December 31,
                                                                                2004           2003
                                                                          --------------  -------------
                                                 ASSETS
                                                 ------
Cash and due from banks                                                    $  2,060,126   $  1,070,004
Federal funds sold                                                            6,535,000     11,645,000
                                                                          --------------  -------------
      Cash and cash equivalents                                               8,595,126     12,715,004

Securities available-for-sale                                                33,029,415     13,663,797
Other Investments                                                             1,030,025        864,825

Loans                                                                       421,288,517    216,879,255
Less allowance for loan losses                                                5,238,700      2,698,500
                                                                          --------------  -------------
      Loans, net                                                            416,049,817    214,180,755

Premises and equipment                                                        9,897,135      3,708,731
Other assets                                                                  7,520,256      4,911,725
                                                                          --------------  -------------

       TOTAL ASSETS                                                        $476,121,774   $250,044,837
                                                                          ==============  =============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

Deposits
  Noninterest-bearing                                                      $ 14,052,594   $  5,857,275
  Interest-bearing                                                          399,415,584    185,236,137
                                                                          --------------  -------------
    Total deposits                                                          413,468,178    191,093,412
Other borrowings                                                              1,391,532        600,090
Other liabilities                                                             2,980,236        217,114
                                                                          --------------  -------------
    TOTAL LIABILITIES                                                       417,839,946    191,910,616
                                                                          --------------  -------------

Commitments                                                                           -              -

Shareholders' equity
  Preferred Stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                                      -              -
  Common Stock, $.01 par value; 10,000,000 shares
    authorized; 5,948,786 and 5,945,286 shares issued and outstanding            59,488         59,453
  Capital surplus                                                            59,279,919     59,250,134
  Accumulated deficit                                                        (1,076,625)    (1,190,469)
  Accumulated other comprehensive income                                         19,046         15,103
                                                                          --------------  -------------
    TOTAL SHAREHOLDERS' EQUITY                                               58,281,828     58,134,221
                                                                          --------------  -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $476,121,774   $250,044,837
                                                                          ==============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            GEORGIAN BANCORPORATION, INC.
                                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                     (UNAUDITED)


                                                  THREE MONTHS     THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                 ENDED JUNE 30,   ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                      2004             2003              2004              2003
                                                ----------------  ---------------  ----------------  ----------------
INTEREST INCOME
  Loans                                         $     5,279,360           819,488  $     9,639,081   $     1,589,939
  Taxable securities                                    158,741            39,028          268,272            80,784
  Federal funds sold                                     26,721            26,763           79,234            51,769
  Other investments                                       3,979                 -            6,434                 -
                                                ----------------  ---------------  ----------------  ----------------
    Total interest income                             5,468,801           885,279        9,993,021         1,722,492
                                                ----------------  ---------------  ----------------  ----------------
INTEREST EXPENSE
  Deposits                                            1,887,780           314,866        3,202,786           639,689
  Other borrowings                                        7,230             2,358            9,706             3,120
                                                ----------------  ---------------  ----------------  ----------------
    Total interest expense                            1,895,010           317,224        3,212,492           642,809
                                                ----------------  ---------------  ----------------  ----------------

    Net interest income                               3,573,791           568,055        6,780,529         1,079,683
PROVISION FOR LOAN LOSSES                             1,142,050            45,000        2,540,200           113,500
    Net interest income                         ----------------  ---------------  ----------------  ----------------
      after provision for loan losses                 2,431,741           523,055        4,240,329           966,183
                                                ----------------  ---------------  ----------------  ----------------
OTHER INCOME
  Service charges on deposit accounts                    22,721            11,028           41,305            22,979
  Gain on sale of securities                                  -                 -          243,378                 -
  Other operating income                                 35,942            31,695           69,438            62,520
                                                ----------------  ---------------  ----------------  ----------------
    Total other income                                   58,663            42,723          354,121            85,499
                                                ----------------  ---------------  ----------------  ----------------
OTHER EXPENSES
  Salaries and employee benefits                      1,565,035           338,867        2,772,116           676,515
  Equipment and occupancy expenses                      310,766            71,077          513,452           144,278
  Other operating expenses                              642,310           131,898        1,154,707           244,449
                                                ----------------  ---------------  ----------------  ----------------
    Total other expenses                              2,518,111           541,842        4,440,275         1,065,242
                                                ----------------  ---------------  ----------------  ----------------

  Income (loss) before income taxes                     (27,707)           23,936          154,175          ( 13,560)
INCOME TAXES                                            (28,783)                -           40,331                 -
                                                ----------------  ---------------  ----------------  ----------------
    NET INCOME (LOSS)                                     1,076            23,936          113,844          ( 13,560)
                                                ----------------  ---------------  ----------------  ----------------
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gains (losses) on securities
    Available for sale arising during period,
    net of tax                                          (32,252)           22,281          154,837            19,012
    Reclassification of gains included in net
      income, net of tax                                      -                 -         (150,894)                -
                                                ----------------  ---------------  ----------------  ----------------
    Other comprehensive income (loss)                   (32,252)           22,281            3,943            19,012
                                                ================  ===============  ================  ================
      COMPREHENSIVE INCOME (LOSS)               $       (31,176)  $        46,217  $       117,787   $         5,452
                                                ================  ===============  ================  ================

Basic earnings (loss) per share                 $           .00   $           .03  $           .02   $         ( .01)
                                                ================  ===============  ================  ================

Diluted earnings (loss) per share               $           .00   $           .03  $           .02   $          (.01)
                                                ================  ===============  ================  ================

Cash dividends per share                        $             -   $             -  $             -   $             -
                                                ================  ===============  ================  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                          GEORGIAN BANCORPORATION, INC.
                                                  AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                   (UNAUDITED)
                                                                                      SIX MONTHS     SIX MONTHS
                                                                                        ENDED           ENDED
                                                                                       JUNE 30,       JUNE 30,
                                                                                         2004           2003
                                                                                    --------------  -------------
OPERATING ACTIVITIES
  Net income (loss)                                                                 $     113,844   $    (13,560)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                         179,246        108,672
    Provision for loan losses                                                           2,540,200        113,500
    Gain on sale of securities available-for-sale                                        (243,378)             -
    Increase in cash surrender value of life insurance                                    (50,580)       (51,906)
    Increase in interest receivable                                                      (722,595)       (42,578)
    Increase (decrease) in interest payable                                               567,167         (6,808)
    Net other operating activities                                                     (1,691,524)        24,154
                                                                                    --------------  -------------
      Net cash provided by operating activities                                           692,380        131,474
                                                                                    --------------  -------------

INVESTING ACTIVITIES
  Purchase of securities available for sale                                           (32,357,581)    (6,400,484)
  Proceeds from sales and calls of securities available for sale                       13,243,511      4,101,117
  Purchases of other investments                                                         (165,200)    (4,361,000)
  Net increase in loans                                                              (204,409,262)    (5,500,671)
  Purchase of premises and equipment                                                   (4,319,754)       (33,306)
                                                                                    --------------  -------------
      Net cash used in investing activities                                          (228,008,286)   (12,194,344)
                                                                                    --------------  -------------

FINANCING ACTIVITIES
 Net increase in deposits                                                             222,374,766     12,164,617
  Net increase in other borrowings                                                        791,442        256,100
  Proceeds from exercise of stock options                                                  29,820              -
                                                                                    --------------  -------------
      Net cash provided by financing activities                                       223,196,028     12,420,717
                                                                                    --------------  -------------

Net change in cash and cash equivalents                                                (4,119,878)       357,847

Cash and cash equivalents at beginning of period                                       12,715,004        906,026

                                                                                    --------------  -------------
Cash and cash equivalents at end of period                                          $   8,595,126   $  1,263,873
                                                                                    ==============  =============
SUPPLEMENTAL DISCLOSURES
    Cash paid for interest                                                          $   2,645,325   $    649,617
                                                                                    ==============  =============
    Cash paid for income taxes                                                      $   1,122,000   $     -  00.
                                                                                    ==============  =============
    Change in unrealized gain (loss) on securities available for sale, net of tax   $       3,943   $     19,012
                                                                                    ==============  =============

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

         The results of operations for the three month and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.  STOCK  COMPENSATION  PLANS

         At June 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income (loss), as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                        Three Months Ended       Six Months Ended
                                            June 30                 June 30
                                     ---------------------------------------------
                                       2004         2003        2004       2003
                                     ---------------------------------------------
Net income (loss), as reported       $   1,076  $    23,936  $113,844  $  (13,560)
Add (deduct): Total stock-based
  compensation expense determined
  under fair value based method for
  all awards                                 -            -         -     (33,804)
                                     ---------------------------------------------
Pro forma net earnings (loss)        $   1,076  $    23,936  $113,844  $  (47,364)
                                     =============================================
Net earnings (loss) per share:
  Basic - as reported                $     .00  $       .03  $    .02  $     (.01)
                                     =============================================
  Basic - pro forma                  $     .00  $       .03  $    .02  $     (.05)
                                     =============================================
  Diluted - as reported              $     .00  $       .03  $    .02  $     (.01)
                                     =============================================
  Diluted - pro forma                $     .00  $       .03  $    .02  $     (.05)
                                     =============================================

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  EARNINGS  (LOSSES)  PER  SHARE

         Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and six months ended June 30, 2004 and 2003 presented in the financial statements were calculated as follows:

                                                2004                                2003
                                   --------------------------------  --------------------------------
                                      Net      Common    Per Share      Net      Common    Per Share
For the six months ended           Earnings     Share      Amount       Loss      Share     Amount
                                   ---------  ---------  ----------  ----------  -------  -----------
June 30, 2004 and 2003:

Basic earnings (loss) per share    $ 113,844  5,948,786  $      .02  $ (13,560)  944,286  $     (.01)

Effect of stock options                    -     10,360           -          -         -           -

                                   ------------------------------------------------------------------
Diluted earnings (loss) per share  $ 113,844  5,959,146  $      .02  $ (13,560)  944,286  $     (.01)
                                   =========  =========  ==========  ==========  =======  ===========
-----------------------------------------------------------------------------------------------------


                                                   2004                             2003
                                   --------------------------------  --------------------------------
                                      Net      Common    Per Share      Net      Common    Per Share
For the quarters ended             Earnings     Share      Amount       Loss      Share     Amount
                                   ---------  ---------  ----------  ----------  -------  -----------
June 30, 2004 and 2003:

Basic earnings (loss) per share    $   1,076  5,948,786  $      .00  $  23,936   944,286  $      .03

Effect of stock options                    -     10,360           -          -         -           -
                                   ------------------------------------------------------------------

Diluted earnings (loss) per share  $   1,076  5,959,146  $      .00  $  23,936   944,286  $      .03
                                   =========  =========  ==========  ==========  =======  ===========
-----------------------------------------------------------------------------------------------------

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The estimation process can affect our estimated loan loss expense for a given period. Generally, the ALL increases as the outstanding balance of loans or the level of classified or impaired loans increases. Loans or portions of loans that are deemed uncollectible are charged against and reduce the ALL. The ALL is replenished by means of a provision for loan losses that is charged as an expense against net income. As a result, our estimate of the ALL affects our earnings directly.

See  "Provision  and  Allowance  for  Loan  Losses"  for additional information.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

Net interest income for the three months ended June 30, 2004 was $3,573,791 compared to $568,055 for the same period in 2003. The overall improvement in net interest income is the result of increased earning assets and deposits, and an increase in net interest margin. Average loans increased $327,204,327 and average deposits increased $296,754,904 for the second quarter of 2004 over the second quarter of 2003. Net interest margin was 3.53% in the second quarter of 2004, up from 3.49% in the same quarter of 2003, the result of the growth in earning assets, especially loans; increased loan fee income; and a small decrease in our cost of funds. During the second quarter of 2004, the rate earned on average interest-earning assets was 5.41% compared to 5.74% for the same period in 2003. Loan fee income increased $526,064 and averaged .88% of loans in the second quarter of 2004 compared to 1.32% in the same quarter of 2003. The rate paid on average interest-bearing liabilities was 2.19% in the second quarter of 2004, down from 2.26% in 2003. This decrease in the cost of funds is primarily the result of a decline in the rates paid on time and savings deposits, reflecting the lower general market rate environment in 2004 compared to 2003.

Net interest income for the six months ended June 30, 2004 was $6,780,529 and for the six month period ended June 30, 2003 was $1,079,683. As was discussed for the second quarter results above, this overall improvement in net interest income is the result of increased earning assets and an increase in net interest margin. Average loans increased $273,969,768 and average deposits increased $248,295,785 for the first six months of 2004 over the same period in 2003. Net interest margin was 3.84% for the first six months of 2004, up from 3.64% in the first six months of 2003. During the first six months of 2004, the rate earned on average interest-earning assets was 5.65%, and the rate paid on average interest-bearing liabilities was 1.82%, resulting in a net interest margin of 3.84%. For the same period in 2003 the average rate earned on interest-earning assets was 5.80% and the average rate paid on interest-bearing liabilities was 2.16%. The yield on earning assets declined from the prior year due primarily to decreases in the prime rate and federal funds rate during 2003.

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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A substantial portion of our assets consist of loans with rates indexed to the general market prime rate. We have approximately $386 million in loans for which the rate charged on the loan may change whenever the prime rate changes. Therefore, the impact on our income could be substantial as the prime rate moves in reaction to general market conditions and actions of the Federal Reserve Bank. However, to protect our margins in the event of downward movements in the prime rate, we require many of our loans for which the rate is indexed to prime to have floor rates. The rate charged on the loan will not decline below the floor regardless of the magnitude of the downward movement in prime. Conversely, if prime increases, the rate we charge on the loan can increase, thereby improving our revenue. We currently have $41 million in indexed loans which are at their floor rate and would not reprice downward.

At June 30, 2004, our cumulative one year interest rate-sensitivity gap ratio was 128%. This measurement assumes a rising rate environment which would allow us to increase rates on the loans currently at their floor rate. The gap indicates that more of our interest-bearing assets will reprice during this period than interest-bearing liabilities; our net interest income could be significantly increased by increases in market interest rates. Our targeted ratio is 80% to 120% in this time period; we are above are our targeted parameter, but, as noted above, this is a favorable variance. In a falling rate environment, loans currently at their floor rate would not reprice downward. Our GAP position at the one-year timeframe in a falling rate scenario is 121%, which means that more assets would reprice downward than liabilities. The impact on net interest income of such a movement could be material.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation of the adequacy of the allowance for possible future loan losses considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to each segment to establish a general allowance for loan losses. The provision for loan losses was $1,142,050 for the three month period ended June 30, 2004, compared to $45,000 for the same period in 2003, and $2,540,200 for the six month period ended June 30, 2004 compared to $113,500 for the same period in 2003. The increase in the provision reflects the growth in loans. The allowance for loan losses as a percentage of total loans was 1.24% as of June 30, 2004 and June 30, 2003. As of June 30, 2004, no loans had been charged-off since inception of operations. As of that date, we do not have any loans past due more than thirty days and have no loans on non-accrual status.


NONINTEREST  INCOME
-------------------

Other income was $58,663 for the second quarter of 2004 compared to $42,723 for the same period in 2003. Service charges on deposit accounts increased $11,693, or 106% over the same quarter of the prior year, directly related to the overall increase in deposits. The remaining items in other operating income consist of the increase in cash surrender value of bank owned key man life insurance and other miscellaneous income.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income was $354,121 for the six months ended June 30, 2003 compared to $85,499 for the same period in 2003. The bank sold $12 million in U. S. Treasury Notes in March, 2004 for a gain of $243,378. Other increases in this category are service charges on deposit accounts, up 80%; cash surrender value of bank owned key man life insurance; and other miscellaneous income. The improvement in service charges on deposit accounts is directly related to the overall increase of our deposits.

NONINTEREST  EXPENSE
--------------------

Total other non-interest expense was $2,518,111 for the three months ended June 30, 2004 compared to $541,842 for the same period in 2003. Total other non-interest expense was $4,440,275 for the six months ended June 30, 2004 compared to $1,065,242 for the same period in 2003. The increase in all categories of other expenses incurred in the continuing implementation of our new business plan adopted in September, 2003. We added another full service office in the first quarter of 2004 and three more full service offices in the second quarter of 2004, hired a number of experienced loan and business development officers and continued to build the staff and infrastructure necessary to attain and support our aggressive growth plans.

Salaries and employee benefits increased $1,226,168 for the three months ended June 30, 2004 compared to the same period in 2003 and increased $2,095,601 for the six months ended June 30, 2004 over the comparable period in 2004, due to the growth in the employee infrastructure required to generate and service our loan and deposit growth with our new business plan. The number of full time equivalent employees has increased to 66 at June 30, 2004 from 17 at June 30, 2003.

Occupancy and equipment expenses were $310,766 for the second quarter of 2004 compared to $71,077 for the same quarter in 2003, and were $513,452 for the six months ended June 30, 2004, compared to $144,278 for the same period in 2003. This increase reflects expenses associated with opening our new offices in the Cumberland area in Cobb County, Lawrenceville in Gwinnett County and Buckhead in Fulton County in April, 2004, and our Alpharetta office in the first quarter of 2004. See additional discussion in the Premises and Equipment section below.

Other operating expenses were $642,310 and $131,898 for the three months ended June 30, 2004 and June 30, 2003, respectively, and $1,154,707 and $244,449 for the six months ended June 30, 2004 and June 30, 2003, respectively. As discussed above, the increases are the result of expenses related to our asset and deposit growth under our new business plan and to our new branch office openings.


INCOME  TAXES
-------------

For the three months ended June 30, 2004 we recorded an income tax benefit of $28,783 and for the six months ended June 30, 2004, we recorded income tax expense of $40,331. We did not recognize any income tax benefit or expense for the same periods in 2003. Our effective tax rate for the six months ended June
30,  2004  was  26%.

NET  EARNINGS
-------------

Net income for the quarter ended June 30, 2004 was $1,076 compared to net income of $23,936 for the quarter ended June 30, 2003. Basic earnings per share was $.00 for the second quarter of 2004 and $.03 per share for the same quarter of 2003. Net income for the six months ended June 30, 2004 was $113,844 compared to a net loss of $13,560 for the same period ended June 30, 2003. Basic earnings per share was $.02 for the six months ended June 30, 2004 and the basic loss per share for 2003 was $.01. Basic and diluted earnings or loss per share are the same during the periods presented because the effect of any potential common stock equivalents would be immaterial or anti-dilutive.

ASSETS  AND  LIABILITIES
------------------------
Total assets at June 30, 2004 were $476,121,774, an increase of $226,076,937 from December 31, 2003. Total loans increased by $204,409,262 from December 31, 2003 to June 30, 2004. Funding loan growth and other operational needs was provided by an increase in deposits of $222,374,766, or 116%, from December 31, 2003 to June 30, 2004.

FEDERAL  FUNDS  SOLD
--------------------

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal funds sold were $6,535,000 at June 30, 2004 and $11,645,000 at December 31, 2003.

INVESTMENT  SECURITIES
----------------------

The bank purchased approximately $6 million in U. S. Treasury Notes early in the first quarter of 2004. We sold approximately $12 million of U.S. Treasury Notes in March, 2004 and realized a gain of $243,378. We purchased $27 million of U.
S. Treasury notes in the second quarter of 2004. The investment portfolio has an unrealized gain of $29,301 as of June 30, 2004. All of the bank's marketable securities were designated as available-for-sale as of June 30, 2004.

PREMISES  AND  EQUIPMENT
------------------------

Net premises and equipment increased $6,188,404 from December 31, 2003 to June 30, 2004. The bank purchased three parcels of land and invested in leasehold improvements during this time period, all related to opening its new branch offices. We have opened branch offices in leased space in Alpharetta, the Cumberland area, and Lawrenceville in the first quarter. We plan to replace these leased offices with bank owned buildings in late 2004 or early 2005 and have purchased the land for these offices. We also opened an office in leased space in the Buckhead area in April, 2004. We project we will spend approximately $20 million on premises and equipment over the next 12 to 24 months to build out our office network.

LOANS
-----

Gross loans totaled $421,288,517 at June 30, 2004, an increase of $204,409,262, or 94%, since December 31, 2003. The largest increases were in commercial loans, which increased $65,876,677, or 169%, and real estate construction loans, which increased $119,839,716, or 117%.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                       June 30, 2004    December 31, 2003
                                      ---------------  -------------------
Commercial                            $  104,691,752   $       38,815,075
Real estate construction                 221,795,019          101,955,303
Real estate mortgage - commercial         78,403,123           63,369,755
Real estate mortgage - consumer           14,148,971           11,666,435
Consumer installment loans and other       2,570,921            1,415,175
                                      ---------------  -------------------
                                         421,609,786          217,221,743
Less deferred loan fees                     (321,269)            (342,488)
Less allowance for loan losses            (5,238,700)          (2,698,500)
                                      ---------------  -------------------
    Net loans                         $  416,049,817   $      214,180,755
                                      ===============  ===================

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

The  following  is  a  summary  of  risk  elements  in  the  loan  portfolio:

                                                                           JUNE 30,
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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                   --------------------------------
                                                                          2004             2003
                                                                   --------------------------------
Average amount of loans outstanding                                $     319,931,008   $45,967,000
                                                                   =================   ============
Balance of allowance for loan losses at beginning of period        $       2,698,500   $   492,000

Loans charged off
  Commercial and financial                                                         0             0
  Real estate mortgage                                                             0             0
  Installment                                                                      0             0
                                                                   ------------------  ------------
                                                                                   0             0

Loans recovered
  Commercial and financial                                                         0             0
  Real estate mortgage                                                             0             0
  Installment                                                                      0             0
                                                                   ------------------  ------------
                                                                                   0             0
                                                                   ------------------  ------------
Net charge-offs                                                                    0             0

Additions to allowance charged to operating expense during period          2,540,200       113,500
                                                                   ------------------  ------------

Balance of allowance for loan losses at end of period              $       5,238,700   $   605,500
                                                                   =================   ============

Ratio of net loans charged off during the period to
  average loans outstanding                                                        0%            0%
                                                                   =================   ============

DEPOSITS
--------

Total deposits increased $222,374,766, or 116%, from December 31, 2003 to June 30, 2004.

Balances in the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

                                           June 30, 2004   December 31, 2003
                                           --------------  ------------------
Noninterest-bearing demand deposits        $   14,052,594  $        5,857,275
Interest-bearing demand deposits               18,620,434           4,621,494
Savings and money market deposits             183,101,944          83,443,096
Certificates of deposit $100,000 and over     164,364,537          82,318,238
Other time deposits                            33,328,669          14,853,309
                                           --------------  ------------------
                                           $  413,468,178  $      191,093,412
                                           ==============  ==================

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The bank's funding strategy is to rely primarily on core deposits and federal funds lines of credit to fund its loan and investment securities growth and other liquidity needs. The bank will aggressively pursue core deposits through new locations, business development activities and advertising campaigns and expects that its four new offices opened this year will generate significant deposit growth by mid to late 2004 after an initial startup period. The bank does not plan to fund its funding needs entirely with core deposits and expects to move to and remain in a federal funds purchased position since this is the cheapest funds source. If a liquidity shortfall should then occur, the bank will use the brokered certificate of deposit national markets and/or the Qwickrate Internet service to raise funds until a concerted core deposit gathering program is put into action and equilibrium is restored. As of June 30, 2004, we had acquired $156,917,000 in brokered and Qwickrate certificates of deposits. We also hold a block of investment securities unpledged and available to obtain Federal Home Loan Bank advances or other secured borrowings.

At June 30, 2004, we had loan commitments outstanding of $186.3 million and standby letters of credit of approximately $1.5 million. Because these commitments generally have fixed expiration dates and may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At June 30, 2004, we had arrangements with four commercial banks for short-term advances of $47.3 million.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of June 30, 2004 is adequate to support the cash flow requirements of its customers.

CAPITAL  RESOURCES
------------------
Our capital increased to $58,281,828 as of June 30, 2004 as compared to $58,134,221 as of December 31, 2003. The increase is attributable to net income for the period and an increase of $3,943 in the fair value of securities available-for-sale, net of tax effect, and exercise of options.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2004. We monitor these amounts and ratios on a regular basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of June 30, 2004 are as follows:

                                          Actual
                                          ------               Well        Adequately
                                Georgian                   Capitalized    Capitalized
                             Bancorporation    Georgian     Regulatory     Regulatory
                                 Inc.            Bank      Requirements   Requirements
                                 ---             ----      ------------   ------------
Leverage capital ratio               13.73%        13.43%          5.00%          4.00%
Risk-based capital ratios:
Core capital                         12.09%        11.82%          6.00%          4.00%
Total capital                        13.19%        12.92%         10.00%          8.00%

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


ITEM 3.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries that is required to be reported in our periodic filings with the Securities and Exchange Commission. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2004. The Company does not have a publicly announced stock repurchase plan and did not terminate an existing stock repurchase plan during the period covered by this report.

                                                              TOTAL NUMBER OF              MAXIMUM NUMBER (OR
                                                              SHARES (OR UNITS)           APPROPRIATE DOLLAR VALUE)
                      TOTAL               AVERAGE            PURCHASED AS PART          OF SHARES (OR UNITS) THAT
                     NUMBER OF             PRICE                OF PUBLICLY                 MAY YET BE PURCHASED
                      SHARES              PAID PER             ANNOUNCED PLANS                UNDER THE PLANS OR
    PERIOD           PURCHASED             SHARE                OR PROGRAMS 1                     PROGRAMS
-------------------  ---------------  -------------------  -------------------------  -----------------------------
April 1 through
April 30, 2004                     -                    -                          -                  -
-------------------  ---------------  -------------------  -------------------------  -----------------------------
May 1 through May
31, 2004                           -                    -                          -                  -
-------------------  ---------------  -------------------  -------------------------  -----------------------------
June 1 through June
30, 2004                           -                    -                          -                  -
-------------------  ---------------  -------------------  -------------------------  -----------------------------
Total                              -                    -                          -                  -
===================  ===============  ===================  =========================  =============================

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2004, there were two matters submitted to a vote of security holders at our annual meeting of shareholders held on June 9, 2004.

                       Proposal 1:  Election of Directors
                       ----------------------------------

Class I Nominees (term expiring at the 2005 annual meeting of shareholders):
----------------------------------------------------------------------------
Name                       Votes For  Votes Withheld
             -----------------------  --------------
Lynn Darby                 4,392,070  1,900
-----------  -----------------------  -----
Andrew Head                4,392,070  1,900
-----------  -----------------------  -----

Fred D. Bentley, Jr., an incumbent Class I director elected at the 2003 annual
------------------------------------------------------------------------------
meeting of shareholders, was not required to be reelected and will continue to
------------------------------------------------------------------------------
serve as a Class I director.
----------------------------

Class II Nominees (term expiring at the 2006 annual meeting of shareholders):
-----------------------------------------------------------------------------

Name               Votes For       Votes Withheld
                   --------------  --------------
Adams D. Little    4,392,070           1,900
Taylor Smith       4,392,070           1,900
Gordon R. Teel     4,392,070           1,900
J.C. Wallace, Jr.  4,392,070           1,900

Class III Nominees (term expiring at the 2007 annual meeting of shareholders):
------------------------------------------------------------------------------

Name               Votes For  Votes Withheld
                   ---------  --------------
Kenneth L. Barber  4,392,070           1,900
--------------------------------------------
John O. Knox, Jr.  4,392,070           1,900
--------------------------------------------
L. Charles Watts   4,392,070           1,900
--------------------------------------------

Proposal 2: Amendment to the Georgian Bancorporation, Inc. 2002 Stock Incentive Plan to increase the number of shares reserved thereunder from 150,000 to 951,805.

Votes For               Votes Against            Abstentions
---------               -------------            -----------

4,301,570               8,200                    84,200

A majority vote was attained for the above matters and therefore approved and recorded in the company's minute book from the annual meeting of shareholders. There were no other matters voted on by our shareholders at our annual meeting held on June 9, 2003.

ITEM  5.  OTHER  INFORMATION

On April 5, 2004, the Bank entered into a contract with Pope & Land Enterprises, Inc. ("Pope & Land") for development and construction services related to the construction of permanent facilities at the Bank's offices in the Cumberland area, Alpharetta and Lawrenceville. The amount of the contract is a base fee of $400,000 plus a performance bonus based upon final costs and completion dates, which is payable solely at the discretion of the bank. Adams D. Little, III is a director of Georgian and an officer of Pope & Land. Mr. Little recused himself from all corporate deliberations regarding the Bank's entry into the contract. Management believes that the terms of the contract are at least as favorable to Georgian as it could obtain from an unaffiliated third party.

In September 2003, G. Teel Enterprises, Inc. assigned its lease for office space in Alpharetta, Georgia to the Bank for use as new branch office space. The lease was assigned to the Bank without renegotiation or modification of its terms. The landlord is Pope & Land. One of the partners of Pope & Land, Adams
D. Little, III, is a director of the Company and also served as a director of G. Teel Enterprises. Messrs. Teel and Little recused themselves from any corporate approvals required in connection with the assignment of the lease. The Bank pays $3,870 per month to Pope & Land under the terms of the lease which expires in May 2006. Subsequent to the above transaction, the Bank entered into two additional leases with Pope & Land for additional space in the same office building. The Bank pays a total of $6,153 per month for these leases, which expire in April, 2006 and December, 2010. In July, 2004 Pope & Land sold the property to a third party.

During the first six months of 2004, the Bank paid Teel Appraisals & Advisory Co., which is owned by the son of Gordon R. Teel, our Chairman and Chief Executive Officer, a total of approximately $209,000 for appraisal services rendered in the ordinary course of the bank's lending business. This represents approximately 90% of the total amount the Bank paid for such services during that period. Such services were priced and performed on terms that did not vary in any material respect from those of other appraisal firms and that were no less favorable to the Bank than could have been obtained from other third party providers.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

31.1: Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2: Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1: Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports  on  Form  8-K:

          The following reports were filed on Form 8-K during the second quarter ended June 30, 2004.

          Report on Form 8-K filed on June 3, 2004 under Item 9 to disclose information regarding the Company's progress for the five months ended May 31, 2004.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GEORGIAN  BANCORPORATION,  INC.
                                            (Registrant)
                                            ------------



Date: August 10, 2004                       /s/  Gordon  R.  Teel
     ------------------                     ------------------------------------
                                            Gordon  R.  Teel
                                            Chairman and Chief Executive Officer
                                            (Principal  Executive  Officer)


Date: August 10, 2004                       /s/  Philip  Ekern
     ------------------                     ------------------------------------
                                            Philip  Ekern
                                            Senior  Vice  President  and
                                            Chief  Financial  Officer
                                            (Principal  Accounting  Officer)