Form 10QSB
period 2004-09-30
GEORGIAN BANCORPORATION
filed 2004-11-10
CIK 1132242

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    SEPTEMBER 30, 2004
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                        COMMISSION FILE NUMBER: 000-50717

                          Georgian Bancorporation, Inc.
        -----------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2004: 5,948,786, $.01 par value.

Transitional Small Business Disclosure Format Yes        No  X
                                                  ---       ---

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----

Part  I.  Financial Information
          ---------------------

Item  1.     Financial Statements (unaudited) . . . . . . . . . . .  . . . 3 - 7

Item  2.     Management's Discussion and Analysis or Plan of Operation . .  8-16

Item  3.     Controls and Procedures . . . . . . . . . . . . . . . . . . .    16


Part II.  Other Information
          -----------------

Item  1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .    17

Item  2.     Unregistered Sales of Equity Securities and Use of Proceeds .    17

Item  3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . .    17

Item  4.     Submission of Matters to a Vote of Security Holders . . . . .    17

Item  5.     Other Information . . . . . . . . . . . . . . . . . . . . . .    17

Item  6.     Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                  GEORGIAN BANCORPORATION, INC.
                                         AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                           (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2004           2003
                                                                    -------------  -------------
                                             ASSETS
                                             ------
Cash and due from banks                                             $  4,487,198   $  1,070,004
Federal funds sold                                                    52,327,000     11,645,000
                                                                    -------------  -------------
      Cash and cash equivalents                                       56,814,198     12,715,004

Securities available-for-sale                                          6,440,562     13,663,797
Other investments                                                      1,030,025        864,825

Loans                                                                546,202,108    216,879,255
Less allowance for loan losses                                         6,256,450      2,698,500
                                                                    -------------  -------------
      Loans, net                                                     539,945,658    214,180,755

Premises and equipment                                                13,080,059      3,708,731
Other assets                                                           7,644,096      4,911,725
                                                                    -------------  -------------
      TOTAL ASSETS                                                  $624,954,598   $250,044,837
                                                                    =============  =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------


Deposits
  Noninterest-bearing                                               $ 19,308,907   $  5,857,275
  Interest-bearing                                                   527,459,621    185,236,137
                                                                    -------------  -------------
Total deposits                                                       546,768,528    191,093,412
Other borrowings                                                      17,000,477        600,090
Other liabilities                                                      1,828,237        217,114
                                                                    -------------  -------------
      TOTAL LIABILITIES                                              565,597,242    191,910,616
                                                                    -------------  -------------
Commitments                                                                    -              -

Shareholders' equity
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                               -              -
  Common stock, $.01 par value; 10,000,000 shares
    authorized; 5,948,786 and 5,945,286 shares issued
    and outstanding                                                       59,488         59,453
Capital surplus                                                       59,279,919     59,250,134
Retained Earnings (accumulated deficit)                                   21,051     (1,190,469)
Accumulated other comprehensive income (loss)                             (3,102)        15,103
                                                                    -------------  -------------
      TOTAL SHAREHOLDERS' EQUITY                                      59,357,356     58,134,221
                                                                    -------------  -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $624,954,598   $250,044,837
                                                                    =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           GEORGIAN BANCORPORATION, INC.
                                                  AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                    (Unaudited)

                                              THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                 ENDED             ENDED             ENDED             ENDED
                                             SEPTEMBER  30,    SEPTEMBER  30,    SEPTEMBER  30,    SEPTEMBER  30,
                                                 2004              2003              2004              2003
                                            ----------------  ----------------  ----------------  ----------------
INTEREST INCOME
    Loans                                   $     7,358,803   $     1,395,538   $    16,997,884   $     2,985,477
    Taxable securities                              149,442            26,043           417,714           105,430
    Federal funds sold                               35,077            50,861           114,311           102,630
    Other investments                                 5,075               531            11,509             1,928
                                            ----------------  ----------------  ----------------  ----------------
      Total interest income                       7,548,397         1,472,973        17,541,418         3,195,465
                                            ----------------  ----------------  ----------------  ----------------

INTEREST EXPENSE
    Deposits                                      2,655,256           353,423         5,858,042           993,112
    Other borrowings                                  6,389             2,545            16,095             5,665
                                            ----------------  ----------------  ----------------  ----------------
      Total interest expense                      2,661,645           355,968         5,874,137           998,777
                                            ----------------  ----------------  ----------------  ----------------

      Net interest income                         4,886,752         1,117,005        11,667,281         2,196,688
PROVISION FOR LOAN LOSSES                         1,017,750           877,000         3,557,950           990,500
                                            ----------------  ----------------  ----------------  ----------------
      Net interest income
        after provision for loan losses           3,869,002           240,005         8,109,331         1,206,188
                                            ----------------  ----------------  ----------------  ----------------

OTHER INCOME
    Service charges on deposit accounts              32,230            12,670            73,535            35,649
    Gain on sale of securities                      445,078                 -           688,456                 -
    Other operating income                           64,606            32,672           134,044            95,192
                                            ----------------  ----------------  ----------------  ----------------
      Total other income                            541,914            45,342           896,035           130,841
                                            ----------------  ----------------  ----------------  ----------------

OTHER EXPENSES
  Salaries and employee benefits                  1,650,206           503,271         4,422,322         1,179,786
  Equipment and occupancy expenses                  362,236            67,819           875,688           212,097
  Other operating expenses                          633,676           169,018         1,788,383           413,467
                                            ----------------  ----------------  ----------------  ----------------
      Total other expenses                        2,646,118           740,108         7,086,393         1,805,350
                                            ----------------  ----------------  ----------------  ----------------

  Income (loss) before income taxes               1,764,798          (454,761)        1,918,973          (468,321)
INCOME TAX (EXPENSE) BENEFIT                       (667,122)          667,000          (707,453)          667,000
                                            ----------------  ----------------  ----------------  ----------------
  NET INCOME                                      1,097,676           212,239         1,211,520           198,679
                                            ================  ================  ================  ================
OTHER COMPREHENSIVE INCOME (LOSS):
  Unrealized gains (losses) on securities
    available for sale arising during period,
    net of tax                                      256,709           (45,735)          411,546           (26,723)
  Reclassification of gains included in net
    Income, net of tax                             (278,857)                -          (429,751)                -
                                            ----------------  ----------------  ----------------  ----------------
  Other comprehensive income (loss)                 (22,148)          (45,735)          (18,205)          (26,723)
                                            ----------------  ----------------  ----------------  ----------------
      COMPREHENSIVE INCOME                  $     1,075,528   $       166,504   $     1,193,315   $       171,956
                                            ================  ================  ================  ================

Basic earnings per share                    $           .18   $           .10   $           .20   $           .15
                                            ================  ================  ================  ================
Diluted earnings per share                  $           .16   $           .10   $           .19   $           .15
                                            ================  ================  ================  ================
Cash dividends per share                    $             -   $             -   $             -   $             -
                                            ================  ================  ================  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               GEORGIAN BANCORPORATION, INC.
                                                      AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                        (UNAUDITED)

                                                                                   NINE MONTHS      NINE MONTHS
                                                                                      ENDED            ENDED
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                                      2004             2003
                                                                                 ---------------  ---------------
OPERATING ACTIVITIES
  Net income                                                                     $    1,211,520   $      198,679
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       313,923          178,559
    Provision for loan losses                                                         3,557,950          990,500
    Gain on sale of securities available-for-sale                                      (688,456)               -
    Provision for income tax benefit                                                          -         (667,000)
    Increase in cash surrender value of life insurance                                  (68,859)         (68,859)
    Increase in interest receivable                                                    (851,135)        (155,024)
    Increase in interest payable                                                        726,464           64,242
    Net other operating activities                                                     (917,915)         119,091
                                                                                 ---------------  ---------------
      Net cash provided by operating activities                                       3,283,492          660,188
                                                                                 ---------------  ---------------

INVESTING ACTIVITIES
  Purchase of securities available for sale                                         (32,357,581)      (6,334,684)
  Proceeds from sales and calls of securities available for sale                     40,235,071        4,863,498
  Purchases of other investments                                                       (165,200)        (864,825)
  Net increase in loans                                                            (329,322,853)     (75,026,564)
  Purchase of premises and equipment                                                 (9,679,058)         (46,481)
                                                                                 ---------------  ---------------
      Net cash used in investing activities                                        (331,289,621)     (77,409,056)
                                                                                 ---------------  ---------------

FINANCING ACTIVITIES
  Net increase in deposits                                                          355,675,116       39,389,958
  Net increase in other borrowings                                                   16,400,387        1,957,328
  Proceeds from sale of common stock                                                          -       49,000,000
  Stock offering costs                                                                        -          (77,996)
  Proceeds from exercise of stock options                                                29,820                -
                                                                                 ---------------  ---------------
      Net cash provided by financing activities                                     372,105,323       90,269,290
                                                                                 ---------------  ---------------
Net change in cash and cash equivalents                                              44,099,194       13,520,422

Cash and cash equivalents at beginning of period                                     12,715,004        6,670,026

                                                                                 ---------------  ---------------
Cash and cash equivalents at end of period                                       $   56,814,198   $   20,190,448
                                                                                 ===============  ===============

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest                                                         $    5,147,673   $      934,535
                                                                                 ===============  ===============
  Cash paid for income taxes                                                     $    1,122,000   $            -
                                                                                 ===============  ===============
  Change in unrealized gain (loss) on securities available for sale, net of tax  $      (18,205)  $      (26,723)
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

          The results of operations for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

NOTE 3.   STOCK COMPENSATION PLANS

          At September 30, 2004, the Company has two stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock warrants and stock options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

                                          Three Months Ended           Nine Months Ended
                                             September 30               September 30
                                    ----------------------------------------------------
                                         2004          2003        2004          2003
                                    ----------------------------------------------------
Net income, as reported             $ 1,097,676   $   212,239  $ 1,211,520   $   198,679
Add (deduct): Total stock-based
  Compensation expense determined
  under fair value based method for
  all awards                           (692,763)      192,261     (692,763)      158,457
                                    ----------------------------------------------------
Pro forma net earnings              $   404,913   $   404,500  $   518,757   $   357,136
                                    ====================================================
Net earnings  per share:
  Basic - as reported               $       .18   $       .10  $       .20   $       .15
                                    ====================================================
  Basic - pro forma                 $       .07   $       .19  $       .09   $       .12
                                    ====================================================
  Diluted - as reported             $       .16   $       .10  $       .19   $       .15
                                    ====================================================
  Diluted - pro forma               $       .06   $       .19  $       .08   $       .12
                                    ====================================================

                          GEORGIAN BANCORPORATION, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.   EARNINGS PER SHARE

          Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential shares outstanding during the period are included in diluted earnings per share. The reconciliation of the amounts used in the computation of both "basic earnings per share" and "diluted earnings per share" for the three and nine months ended September 30, 2004 and 2003 presented in the financial statements were calculated as follows:

                                                    2004                               2003
                                      ----------------------------------  --------------------------------
                                         Net       Common     Per Share      Net      Common    Per Share
                                       Earnings    Shares      Amount     Earnings    Shares      Amount
For the nine months ended             ----------  ---------  -----------  ---------  ---------  ----------
September 30, 2004 and 2003:

Basic earnings                        $1,211,520  5,948,160  $      .20   $ 198,679  1,348,315  $      .15

Effect of stock options and warrants           -    437,388        (.01)          -      8,998           -
                                      ----------  ---------  -----------  ---------  ---------  ----------
Diluted earnings per share            $1,211,520  6,385,548  $      .19   $ 198,679  1,357,313  $      .15
                                      ==========  =========  ===========  =========  =========  ==========


                                                    2004                                2003
                                      ----------------------------------  --------------------------------
                                         Net       Common     Per Share      Net      Common     Per Share
For the quarters ended                 Earnings    Shares       Amount    Earnings    Shares      Amount
                                      ----------  ---------  -----------  ---------  ---------  ----------
September 30, 2004 and 2003:

Basic earnings                        $1,097,676  5,948,786  $      .18   $ 212,239  2,143,199  $      .10
Effect of stock options and
warrants                                       -    868,796        (.02)          -      8,998           -
                                      --------------------------------------------------------------------
Diluted earnings  per share           $1,097,676  6,817,582  $      .16   $ 212,239  2,152,197  $      .10
                                      ==========  =========  ===========  =========  =========  ==========

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

Recent Developments
-------------------

The Company's Board of Directors has unanimously approved a plan providing for the termination of the Company's reporting obligations under the Securities Exchange Act of 1934 (the "Exchange Act"). Under the plan, record holders of 2,000 or fewer shares of Company common stock will receive cash in exchange for their shares in an amount equal to $15.00 per share. Shares held by shareholders owning more than 2,000 shares of record (including, for purposes of the plan, any shares held in an IRA account) will remain outstanding and be unaffected by the plan.

Based on the Company's current shareholder census, management anticipates that the plan will reduce the number of shareholders of record below 300, which will enable the Company to notify the Securities and Exchange Commission (the "SEC") that it is entitled to cease filing annual, quarterly and current reports, proxy statements and other reports under the Exchange Act. Management estimates that the cessation of these reporting obligations will result in significant savings in legal, accounting and administrative expenses. See "-Capital Resources."

The plan is subject to various conditions, including approval by the Company's shareholders following the distribution of a definitive proxy statement describing the terms and effects of the plan. The Company expects to complete the transaction during the fourth quarter of 2004.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

Net interest income for the three months ended September 30, 2004 was $4,886,752 compared to $1,117,005 for the same period in 2003. The overall increase in net interest income is the result of increased earning assets. Average loans increased $409,255,244 and average deposits increased $377,610,436 for the third quarter of 2004 over the third quarter of 2003. Net interest margin was 3.83% in the third quarter of 2004, down from 4.58% in the same quarter of 2003, the result of lower yields on loans and higher cost of funds. During the third quarter of 2004, the rate earned on average interest-earning assets was 5.91% compared to 6.04% for the same period in 2003. The rate paid on average interest-bearing liabilities was 2.38% in the third quarter of 2004, up from 2.03% for the same period in 2003. The increase in the cost of funds is primarily the result of a shift in the share of our deposit mix toward certificates of deposit over $100 thousand and prime rate indexed money market funds. Certificates of deposit over $100 thousand were 36.6% of deposits during the third quarter of 2004 compared to 17.4% in the third quarter of 2003. Money market accounts were 40.9% of total deposits in the third quarter of 2004 compared to 8.0% in the same period of 2003. These categories of deposits cost more than other types.

Net interest income for the nine months ended September 30, 2004 was $11,667,281 and for the nine month period ended September 30, 2003 was $2,196,688. This overall increase in net interest income is the result of increased earning assets, partially offset by a decrease in net interest margin. Average loans increased $319,365,465 and average deposits increased $298,057,786 for the first nine months of 2004 over the same period in 2003. Net interest margin was 3.84% for the first nine months of 2004, down from 4.06% in the first nine months of 2003. During the first nine months of 2004, the rate earned on average interest-earning assets was 5.78%, and the rate paid on average interest-bearing liabilities was 1.93%. For the same period in 2003 the average rate earned on interest-earning assets was 5.91% and the average rate paid on interest-bearing liabilities was 1.85%.

               GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION INTEREST RATE SENSITIVITY AND ASSET/LIABILITY MANAGEMENT
--------------------------------------------------------

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

A substantial portion of our assets consists of loans with rates indexed to the general market prime rate. We have approximately $501 million in loans for which the rate charged on the loan may change whenever the prime rate changes. Therefore, the impact on our income could be substantial as the prime rate moves in reaction to general market conditions and actions of the Federal Reserve Bank. However, to protect our margins in the event of downward movements in the prime rate, we require many of our loans for which the rate is indexed to prime to have floor rates. The rate charged on the loan will not decline below the floor regardless of the magnitude of the downward movement in prime. Conversely, if prime increases, the rate we charge on the loan can increase, thereby improving our revenue. We currently have $12 million in indexed loans which are at their floor rate and would not reprice downward.

At September 30, 2004, our cumulative one year interest rate-sensitivity gap ratio was 139%. This measurement assumes a rising rate environment which would allow us to increase rates on the loans currently at their floor rate. The gap indicates that more of our interest-bearing assets will reprice during this period than interest-bearing liabilities; our net interest income could be significantly increased by increases in market interest rates. Our targeted ratio is 80% to 120% in this time period; we are above are our targeted parameter, but, as noted above, this is a favorable variance.

In a falling rate environment, loans currently at their floor rate would not reprice downward. Our GAP position at the one-year timeframe in a falling rate scenario is 138%, which means that more assets would reprice downward than liabilities. The impact on net interest income of such a movement could be material.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses represents a charge to earnings in the current period to maintain an allowance for possible future loan losses. Our evaluation of the adequacy of the allowance for possible future loan losses considers significant factors

               GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, if any, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to each segment to establish a general allowance for loan losses. The provision for loan losses was $1,017,750 for the three month period ended September 30, 2004, compared to $877,000 for the same period in 2003, and $3,557,950 for the nine month period ended September 30, 2004 compared to $990,500 for the same period in 2003. The increase in the provision reflects the growth in loans. The allowance for loan losses as a percentage of total loans was 1.15% as of September 30, 2004 and 1.25% as of December 31, 2003. Management decided to reduce the ratio of the allowance for loan losses to loans because of the loan portfolio's excellent credit quality, but will monitor credit quality closely and may increase the ratio in the future. As of September 30, 2004, no loans had been charged-off since inception of operations. As of that date, we do not have any loans past due more than thirty days and have $150 thousand of loans on non-accrual status.

NONINTEREST INCOME
------------------

Other income was $541,914 for the third quarter of 2004 compared to $45,342 for the same period in 2003. Gains on sale of securities were $445,078 for the third quarter of 2004 and are discussed below. Service charges on deposit accounts increased $19,560, or 154% over the same quarter of the prior year, directly related to the overall increase in deposits. The remaining items in other operating income consist of the increase in cash surrender value of bank owned key man life insurance and other miscellaneous income.

Other income was $896,035 for the nine months ended September 30, 2003 compared to $130,841 for the same period in 2003. Gains on sale of securities were $688,456 for the nine months ended September 30, 2004 and consist of the sale of $12 million U. S. Treasury Notes in March, 2004 for a gain of $243,378; $12 million of U. S. Treasury Notes in July, 2004 for a gain of $198,470; $6 million of U. S. Treasury Notes in August, 2004 for a gain of $127,656 and $9 million of
U. S. Treasury Notes in September, 2004 for a gain of $118,952. Other increases in this other operating income are service charges on deposit accounts, up 106%; cash surrender value of bank owned key man life insurance; and other miscellaneous income. The improvement in service charges on deposit accounts is directly related to the overall increase of our deposits.

NONINTEREST EXPENSE
-------------------

Total other non-interest expense was $2,646,118 for the three months ended September 30, 2004 compared to $740,108 for the same period in 2003. Total other non-interest expense was $7,086,393 for the nine months ended September 30, 2004 compared to $1,805,350 for the same period in 2003. The increase in all categories of other expenses incurred in the continuing implementation of our new business plan adopted in September, 2003. We added another full service office in the first quarter of 2004 and three more full service offices in the second quarter of 2004, hired a number of experienced loan and business development officers and continue to build the staff and infrastructure necessary to attain and support our aggressive growth plans.

Salaries and employee benefits increased $1,146,935 or 228% during the three months ended September 30, 2004 compared to the same period in 2003 and increased $3,242,536 or 274% for the nine months ended September 30, 2004 over the comparable period in 2003, due to the growth in the employee infrastructure required to generate and service our loan and deposit growth with our new business plan. The number of full time equivalent employees has increased to 70 at September 30, 2004 from 28 at September 30, 2003.

Occupancy and equipment expenses were $362,236 for the third quarter of 2004 compared to $67,819 for the same quarter in 2003, and were $875,688 for the nine months ended September 30, 2004, compared to $212,097 for the same period in 2003. This increase reflects expenses associated with opening our new offices in the Cumberland area in Cobb County, Lawrenceville in Gwinnett County and Buckhead in Fulton County in April, 2004, and our Alpharetta office in the first quarter of 2004. See additional discussion in the Premises and Equipment section below.

Other operating expenses were $633,676 and $169,018 for the three months ended September 30, 2004 and September 30, 2003, respectively, and $1,788,383 and $413,467 for the nine months ended September 30, 2004 and September 30, 2003, respectively. As discussed above, the increases are the result of expenses related to our asset and deposit growth under our new business plan and to our new branch office openings.

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INCOME TAXES
------------

For the three months ended September 30, 2004 we recorded an income tax expense of $667,122 and for the nine months ended September 30, 2004, we recorded income tax expense of $707,453. For the three months and nine months ended September 30, 2003, we recognized an income tax benefit of $667,000. The recognition of the income tax benefit in 2003 was due to the reversal of the valuation allowance that we had previously recorded related to our deferred tax assets. These deferred tax assets accumulated during our organizational and initial operating stages and were not recognized previously due to the fact that realization of these benefits was dependent upon future taxable income. Our effective tax rate for the nine months ended September 30, 2004 was 36.9%.

NET EARNINGS
------------

Net income for the quarter ended September 30, 2004 was $1,097,676 compared to net income of $212,239 for the quarter ended September 30, 2003. Basic earnings per share were $.18 for the third quarter of 2004 and $.10 per share for the same quarter of 2003. Net income for the nine months ended September 30, 2004 was $1,211,520 compared to net income of $198,679 for the same period ended September 30, 2003. Basic earnings per share were $.20 for the nine months ended September 30, 2004 and the basic income per share for 2003 was $.15. Diluted earnings per share were $.16 for the third quarter of 2004 and $.10 per share for the same quarter of 2003 and $.19 for the nine months ended September 30, 2004 and was $.15 for 2003.

ASSETS AND LIABILITIES
----------------------
Total assets at September 30, 2004 were $624,954,598, an increase of $374,909,761 from December 31, 2003. Total loans increased by $329,322,853 from December 31, 2003 to September 30, 2004. Funding loan growth and other operational needs was provided by an increase in deposits of $355,675,116, or 186%, from December 31, 2003 to September 30, 2004.

FEDERAL FUNDS SOLD
------------------

Federal funds sold were $52,327,000 at September 30, 2004 and $11,645,000 at December 31, 2003. The increase is the result of building our liquidity levels.

INVESTMENT SECURITIES
---------------------

The bank purchased approximately $6 million in U. S. Treasury Notes early in the first quarter of 2004 and $27 million of U. S. Treasury notes in the second quarter of 2004. We sold approximately $12 million of U.S. Treasury Notes in March, 2004, $12 million in July, 2004, $6 million of U.S. Treasury Notes in
August, 2004 and $9 million of U.S. Treasury Notes in September, 2004. The investment portfolio has an unrealized loss of $4,772 as of September 30, 2004. All of the bank's marketable securities were designated as available-for-sale as of September 30, 2004.

PREMISES AND EQUIPMENT
----------------------

Net premises and equipment increased $9,371,328 from December 31, 2003 to September 30, 2004. The bank purchased three parcels of land and invested in leasehold improvements during this time period, all related to opening its new branch offices. We have opened branch offices in leased space in Alpharetta, the Cumberland area, and Lawrenceville in the first quarter. We plan to replace these leased offices with bank owned buildings in late 2004 or early 2005. We have purchased the land for these offices and have begun construction of buildings for these three offices. We also opened an office in leased space in the Buckhead area in April, 2004. We project we will spend approximately $23.7 million on premises and equipment over the next 12 to 24 months to build out our branch office network.

LOANS
-----

Gross loans totaled $546,202,108 at September 30, 2004, an increase of $329,322,853, or 152%, since December 31, 2003. The largest increases were in commercial loans, which increased $105,831,291, or 272%, and real estate construction loans, which increased $167,715,211, or 164%.

               GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                            September 30, 2004    December 31, 2003
                                           --------------------  -------------------
     Commercial                            $       144,646,366   $       38,815,075
     Real estate construction                      269,670,514          101,955,303
     Real estate mortgage - commercial             102,786,827           63,369,755
     Real estate mortgage - consumer                26,567,199           11,666,435
     Consumer installment loans and other            2,879,728            1,415,175
                                           --------------------  -------------------
                                                   546,550,634          217,221,743
     Less deferred loan fees                          (348,526)            (342,488)
     Less allowance for loan losses                 (6,256,450)          (2,698,500)
                                           --------------------  -------------------
           Net loans                       $       539,945,658   $      214,180,755
                                           ====================  ===================

RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

                                                                          SEPTEMBER 30,
                                                                         ---------------
                                                                           2004    2003
                                                                         --------  -----
Non-accrual loans                                                        $150,238  $   0
Loans contractually past due ninety days or more as to interest
  or principal payments and still accruing                                      0      0
Restructured loans                                                              0      0
Loans, now current about which there are serious doubts as to the
  ability of the borrower to comply with loan repayment terms                   0      0
Interest income that would have been recorded on non-accrual
  and restructured loans under original terms                               1,667      0
Interest income that was recorded on non-accrual and restructured loans         0      0

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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Information  regarding  certain  loans  and allowance for loan loss data through September 30,
2004  and  2003  is  as  follows:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                       2004           2003
                                                                   ---------------------------
Average amount of loans outstanding                                $373,187,593   $53,822,128
                                                                   =============  ============
Balance of allowance for loan losses at beginning of period        $  2,698,500   $   492,000

Loans charged off
  Commercial and financial                                                    0             0
  Real estate mortgage                                                        0             0
  Installment                                                                 0             0
                                                                   -------------  ------------
                                                                              0             0

Loans recovered
  Commercial and financial                                                    0             0
  Real estate mortgage                                                        0             0
  Installment                                                                 0             0
                                                                   -------------  ------------
                                                                              0             0

                                                                   -------------  ------------
Net charge-offs                                                               0             0

Additions to allowance charged to operating expense during period     3,557,950   $   990,500
                                                                   -------------  ------------
Balance of allowance for loan losses at end of period              $  6,256,450   $ 1,482,500
                                                                   =============  ============
Ratio of net loans charged off during the period to
  average loans outstanding                                                   0%            0%
                                                                   =============  ============

DEPOSITS
--------

Total deposits increased $355,675,116, or 186%, from December 31, 2003 to September 30, 2004.

Balances in the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

                                           September 30, 2004   December 31, 2003
                                           -------------------  ------------------
Noninterest-bearing demand deposits        $        19,308,907  $        5,857,275
Interest-bearing demand deposits                    29,253,088           4,621,494
Savings and money market deposits                  249,984,260          83,443,096
Certificates of deposit $100,000 and over          205,838,599          82,318,238
Other time deposits                                 42,383,674          14,853,309
                                           -------------------  ------------------

                                           $       546,768,528  $      191,093,412
                                           ===================  ==================

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

The bank's funding strategy is to rely primarily on core deposits and federal funds lines of credit to fund its loan and investment securities growth and other liquidity needs. The bank will aggressively pursue core deposits through new locations, business development activities and advertising campaigns and expects that its four new offices opened this year will generate significant deposit growth after an initial startup period. The bank does not plan to fund its funding needs entirely with core deposits and expects to use federal funds purchases since this is the cheapest funds source. If a liquidity shortfall should occur, the bank will use the brokered certificate of deposit national markets and/or the Qwickrate Internet service to raise funds until equilibrium is restored. As of September 30, 2004, we had acquired $207,083,000 in brokered and Qwickrate certificates of deposits, or 37.8% of total deposits as of that date. We also plan to hold a block of investment securities unpledged and available to obtain Federal Home Loan Bank advances or other secured borrowings.

At September 30, 2004, we had loan commitments outstanding of $223.0 million and standby letters of credit of approximately $7.3 million. Because these commitments generally have fixed expiration dates and may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At
September 30, 2004, we had arrangements with four commercial banks for short-term advances of $47.4 million.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We believe the liquidity of our bank as of September 30, 2004 is adequate to support the cash flow requirements of its customers.

CAPITAL RESOURCES
-----------------
Our capital increased to $59,357,356 as of September 30, 2004 as compared to $58,134,221 as of December 31, 2003. The increase is attributable to net income for the period and the exercise of stock options, partially offset by a decrease of $18,405 in the fair value of securities available-for-sale, net of tax effect.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2004. We monitor these amounts and ratios on a regular basis. The minimum capital requirements and the actual capital ratios for the company and the bank as of September 30, 2004 are as follows:

                                        Actual                 Well         Adequately
                                        ------                 ----         ----------
                               Georgian                     Capitalized    Capitalized
                            Bancorporation     Georgian     Regulatory     Regulatory
                                 Inc.            Bank      Requirements   Requirements
                            ---------------  ------------  -------------  -------------
Leverage capital ratio               11.13%        10.90%          5.00%          4.00%
Risk-based capital ratios:
Core capital                          9.38%         9.18%          6.00%          4.00%
Total capital                        10.39%        10.19%         10.00%          8.00%

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY

PART 1.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

We plan to maintain a risk-based total capital ratio above 10% for the bank.

We estimate that approximately $3.7 million will be required to pay for the shares of Georgian common stock exchanged for cash in the going-private transaction described in "Recent Developments" above. We also anticipate that we will incur approximately $90,000 in one-time transaction expenses and that we will realize approximately $275,000 in annual expense savings as a result of the termination of our SEC reporting obligations. We intend to finance the transaction with indebtedness in the form of a line of credit in a principal amount of up to $5.0 million, secured by 100% of the stock of Georgian Bank. We expect to borrow approximately $3.5 million under this facitlity. The indebtedness will bear interest at 50 basis points under prime, with monthly interest-only payments for the first two years, followed by principal and interest payable in 120 consecutive monthly installments, with the principal portion being based on a 10-year amortization schedule and any outstanding principal and accrued interest being due and payable at maturity.

We know of no other trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity or capital resources increasing or decreasing in any material way in the foreseeable future, other than as a result of our normal operations. We also are not aware of any current recommendations by the regulatory authorities, which, if implemented, would have such an effect.


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

                  GEORGIAN BANCORPORATION, INC. AND SUBSIDIARY
                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ISSUER PURCHASES OF EQUITY SECURITIES

     The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2004. The Company does not have a publicly announced stock repurchase plan and did not terminate an existing stock repurchase plan during the period covered by this report.

                                                                                              MAXIMUM NUMBER (OR
                                                                       TOTAL NUMBER OF     APPROPRIATE DOLLAR VALUE)
                           TOTAL                  AVERAGE             SHARES (OR UNITS)    OF SHARES (OR UNITS) THAT
                         NUMBER OF                 PRICE            PURCHASED AS PART OF     MAY YET BE PURCHASED
                           SHARES                PAID PER            PUBLICLY ANNOUNCED       UNDER THE PLANS OR
       PERIOD             PURCHASED               SHARE             PLANS OR PROGRAMS 1           PROGRAMS
July 1 through July
31, 2004                              -                          -                      -                          -
August 1 through
August 31, 2004                       -                          -                      -                          -
September 1
through September
30, 2004                              -                          -                      -                          -
Total                                 -                          -                      -                          -

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE.

ITEM 5.  OTHER INFORMATION

During the first nine months of 2004, the Bank paid Teel Appraisals & Advisory Co., which is owned by the son of Gordon R. Teel, our Chairman and Chief Executive Officer, a total of approximately $324,000 for appraisal services rendered in the ordinary course of the bank's lending business. This represents approximately 90% of the total amount the Bank paid for such services during that period. These expenses are reimbursed by the borrowers and therefore result in a net zero bank expense. Management believes that such services were priced and performed on terms that did not vary in any material respect from those of other appraisal firms and that were no less favorable to the Bank than could have been obtained from other third party providers.

On August 8, 2004, Georgian Bank purchased land from P&L CBL Investors, LLC ("P&L"), a limited liability company in which four directors of Georgian Bancorporation, Gordon Teel, J.C. Wallace, Jr., Taylor Smith and Andrew Head, each hold an approximately 6.82% equity interest. In addition, Adams D. Little, one of Georgian Bancorporation's directors, holds a 3.9% equity interest in P&L via a 14.3% ownership interest in an entity that holds a 27.3% equity interest in P&L. The $3,395,385 purchase price was supported by two independent appraisals, and the transaction was considered and approved only by directors of the Bank who are not investors in P&L. Management believes that the terms of the transaction are at least as favorable to the Bank as it could obtain from an unaffiliated party.

ITEM 6.  EXHIBITS.

2.1:     Agreement and Plan of Reorganization dated August 23, 2004 between
Georgian Bancorporation, Inc. and Georgian Interim Corporation (incorporated by reference to Appendix A to Exhibit 1 to Schedule 13E-3 Transaction Statement, as amended, File No. 005-80014).

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


                                            GEORGIAN BANCORPORATION, INC.
                                            (Registrant)
                                            ------------



Date: November 10, 2004                     /s/ Gordon R. Teel
      -----------------                     ------------------------------------
                                            Gordon R. Teel
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date: November 10, 2004                     /s/ Philip Ekern
      -----------------                     ------------------------------------
                                            Philip Ekern
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)